Form 10-Q
period 2011-02-28
Movie Trailer Galaxy, Inc.
filed 2011-05-09
CIK 1502952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission file number 333-169970

MOVIE TRAILER GALAXY, INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0309203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11022 Aqua Vista Street, Suite 10 Studio City, CA	91602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 746-6464

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                Accelerated filer  ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)               Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of May 9, 2011, there were 2,343,800 shares of Common Stock, par value $0.0001 per share, outstanding.

PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements.

MOVIE TRAILER GALAXY, INC.
(A Development Stage Company)
BALANCE SHEETS

	February 28, 2011	August 31, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$30,782	$42,246

Total Current Assets	30,782	42,246

TOTAL ASSETS	$30,782	$42,246

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued expenses	$6,167	$350

Total Current Liabilities	6,167	350

TOTAL LIABILITIES	6,167	350

STOCKHOLDERS' EQUITY

Preferred stock at $0.0001 par value;
10,000,000 share authorized;
none issued or outstanding	-	-

Common stock at $0.0001 par value ;
500,000,000 shares authorized;
2,343,800 shares issued and outstanding	234	234

Additional paid-In capital	42,206	42,206
Deficit accumulated during the development stage	(17,825)	(544)

Total Stockholders' Equity	24,615	41,896

TOTAL LIABILITIES AND STOCKHOLDERSEQUITY	$30,782	$42,246

See accompanying notes to the financial statements

MOVIE TRAILER GALAXY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the period from
			April 27, 2010
	For the Three	For the Six	(inception)
	Months ended	Months ended	through
	February 28, 2011	February 28, 2011	February 28, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-

Operating expenses

Compensation	1,500	3,000	3,150
Professional fees	3,392	14,067	14,417
General and administrative expenses	138	214	258

Total operating expenses	5,030	17,281	17,825

Loss before income taxes	(5,030)	(17,281)	(17,825)

Income tax provision	-	-	-

Net loss	$(5,030)	$(17,281)	$(17,825)

Net loss per common shares - basic and diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding - basic & diluted	2,343,800	2,343,800	2,066,122

See accompanying notes to the financial statements

MOVIE TRAILER GALAXY, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from April 27, 2010 (inception) through February 28, 2011
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	during the	Total
	Number of		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

April 27, 2010 (inception)	1,500,000	$150	$-	$-	$150

Contribution to capital		-	100	-	100
					-
Shares issued for cash from June 23, 2010					-
through August 31, 2010 at $0.05 per share	843,800	84	42,106	-	42,190
					-
Net loss				(544)	(544)

Balance, August 31, 2010	2,343,800	234	42,206	(544)	41,896

Net loss				(17,281)	(17,281)

Balance, February 28, 2011	2,343,800	$234	$42,206	$(17,825)	$24,615

See accompanying notes to the financial statements

MOVIE TRAILER GALAXY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		For the period from
		April 27, 2010
	For the Six	(inception)
	Months ended	through
	February 28, 2011	February 28, 2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,281)	$(17,825)
Adjustments to reconcile net loss to net cash used in operating actvitites:
Shares issued for compensation	-	150
Changes in operating assets and liabilities:

Accrued expenses	5,817	6,167

Net cash used in operating activities	(11,464)	(11,508)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	-	42,190
Capital contribution	-	100

Net cash provided by financing activities	-	42,290

NET CHANGE IN CASH	(11,464)	30,782

Cash at beginning of period	42,246	-

Cash at end of period	$30,782	$30,782

Supplemental Disclosure of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to the financial statements

MOVIE TRAILER GALAXY, INC.
 (A DEVELOPMENT STAGE COMPANY)
February 28, 2011
Notes to the Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Movie Trailer Galaxy, Inc, a development stage company, (the “Company”), was incorporated on April 27, 2010 under the laws of the State of Nevada. The Company plans to provide information for movie lovers and access to related products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the period from April 27, 2010 (inception) through August 31, 2010 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on March 25, 2011.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fiscal year-end

The Company elected August 31 as its fiscal year end date.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair value of financial instrument

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at February 28, 2011 or August 31, 2010; no gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the six months ended February 28, 2011, or for the period from April 27, 2010 (inception) through February 28, 2011.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding for the period from April 27, 2010 (inception) through February 28, 2011.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $17,825 at February 28, 2011, a net loss of $17,281 and net cash used in operating activities of $11,464 for the six months then ended, respectively, with no revenues earned during the period.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

Preferred stock

Preferred stock includes 10,000,000 shares authorized at a par value of $0.0001, of which none are issued or outstanding.

Common stock

Common stock includes 500,000,000 shares authorized at a par value of $0.0001, of which 1,500,000 shares have been issued to its Chief Executive Officer at the par value of $0.0001 per share or $150 for compensation upon formation of the Company

For the period from June 23, 2010 through August 31, 2010, the Company sold 843,800 shares of its common stock in a private placement at $0.05 per share to 40 individuals for $42,190.

Capital contribution

In May 2010, the Company’s Chief Executive Officer contributed $500 for general working capital to the Company.

NOTE 5 – RELATED PARTY TRANSACTIONS

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Employment agreement

On September 1, 2010, the Company entered into an employment agreement (“Employment Agreement”) with its president and chief executive officer (“Employee”), which requires that the Employee to be paid a minimum of $500 per month for three (3) years from date of signing. Either employee or the Company has the right to terminate the Employment Agreement upon thirty (30) days’ notice to the other party.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended February 28, 2011. These financial statements should be read in conjunction with the financial statements of the Company for the year ended August 31, 2010 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on March 25, 2011.  The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth and competition; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission (“SEC”).

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

Overview

We were incorporated in the State of Nevada on April 27, 2010 as Movie Trailer Galaxy, Inc. and are based in Studio City, California. We are a development stage company and have not commenced operations. We are proceeding with our business plan by providing moviegoers with a comprehensive portal to preview the latest movie information. We have begun taking certain steps in furtherance of our business plan by constructing and updating our website.

Our website, www.movietrailergalaxy.com, serves as a movie blog which displays the latest movies, trailers and box office information.  The website will be fully automated, gathering information from official movie website sources such as the Internet Movie Database (“IMDB”), Yahoo Movies and Youtube. We have received a going concern opinion from our auditor. We anticipate that we will be able to generate revenue through website advertisements via the use of Google Adsense, as well as through Amazon banner advertisements, which will provide for payments on a per click basis.

We do not consider our self a blank check company and we do not have any plan, arrangement, or understanding to engage in a merger or acquisition with any other entity. We do not consider ourselves a blank check company, as we have a specific business plan and have moved forward with our business operations. Specifically we, while in the development stage, are proceeding with our business plan by constructing and implementing an automated website. We have taken certain steps in furtherance of this business plan including establishing the website and programming. In the first quarter of 2011, we anticipate beginning marketing activities for our automated website, in an attempt to rouse support for our website. Thereafter, we anticipate launching our fully automated website in March 2011. Beginning in June 2011, we plan to integrate our Amazon and Google accounts and ads. Finally, from August until the end of 2011 we hope to generate revenues.

Business Strategy and Objectives

Our blog is powered by a growing web portal resource for movie information communications enthusiasts based on the development of new movies to online technology. We plan to provide up-to-date information for movie lovers and access to related products through our website, MovieTrailerGalaxy.com. Our mission is to become the movie lover’s online hub in the global market. We intend to spread our reach throughout the global world as we empower the movie enthusiast’s culture. At Movie Trailer Galaxy, Inc., we intend to strive to give the Movie Enthusiast’s community a way to support each other and benefit from one another.

We have objectives in order to fulfill our desire to participate and achieve an ever-growing market share of the exciting industry that it is entering. These key objectives include:

1.
Establishing ourselves throughout the Global world as the movie lover’s online hub of choice, and penetrate the market in the business of providing education, information, and networking ability from the Web Portal.

2.	Utilize creative, first-class public relations, advertising, and marketing to raise public awareness of the site.
3.	Develop management capabilities to ensure a strong foundation for participation in a rapidly growing company.

Our Operating Strategy

Our website is being programmed to display the latest movies, trailers and box office information. The website will be fully automated and will not require user interaction for maintenance. We will achieve the automated update process by implementing custom made scripts that will gather information from official movie sources like IMDB, Yahoo Movies and YouTube. The update script will run every day and should not affect the site’s availability during the process, as we expect it to takes about 10-20 seconds to complete.

Information such as posters, trailer links and movie information, will be stored in the internal database. The links for the movie trailers will be stored in the database and the actual trailers will stream directly from the source in the form of links. This process is similar to what bloggers do to get their content. Bloggers find information on the internet from various sources, and if it contains video, they can simply embed it in their blogs or link directly to it.

Our website links to the actual movie trailers hosted at IMDB, Yahoo or YouTube using a “light box” or “iframe” that elegantly displays the trailers without the user having to leave our site. Linking the trailers saves money on hosting expenses, as video streaming requires costly high-capacity servers. Our website can be hosted in a shared hosting environment, which typically costs approximately $10-$25 per month. The website includes a 600+ movie database, the automation script, the domain name, an on-line function which allows the user to add, edit, and delete individual movies and the information.

There is no guarantee that anyone will visit the site.  Our initial focus is to provide movie trailers of the latest movies, and then branch into foreign movies as well. We feel there is a market for previewing all movie trailers on one site.

We believe the world of video communications enthusiasts comprises a lot of people, from amateurs, to expert professionals. We believe that a website which provides such resources is likely to become a popular online destination point for consumers in the global market.

Competition

The industry we intend to compete in is the Movie Trailer industry. We have competition from various other websites that offer similar services such as themovieblog.com, moviesblog.mtv.com, and ugo.com/movies. We intend to compete with other movie trailer websites by implementing our marketing plan.

Marketing Plan and Overview

 MovieTrailerGalaxy.com has a comprehensive marketing plan which includes online and industry magazine advertising, search engine articles, radio spots, podcasts, and press pieces. In addition, we will advertise to our customers through video email and video cell phone transmissions. We expect that our current customers will recommend and refer us to other target users. We have chosen this strategy because we believe it represents the most efficient correlation of costs, communication to our target market, and brand recognition.

We intend to promote our business operations through a comprehensive marketing plan including search engine optimization (“SEO”), online advertising, viral marketing, social networking, blogs, various industry magazines, search engine articles, radio spots, podcasts, press pieces, and pieces in interest-specific magazines. In addition, we plan to emphasize spreading important messages through video email and video cell phone transmissions to users.

We have chosen this strategy because it represents the most efficient correlation of costs, communication to our target market, and brand recognition. We intend to continue to monitor how this translates to sales and will be open to experimenting with alternative opportunities for increasing sales. We also place a great emphasis on our ability to generate good word-of-mouth business among our target users.

We believe our primary role in the marketplace is being a provider of a preferred Movie Lovers Online Destination. We want our target users to think about us whenever they think about new movie releases or finding great deals in the industry. We want them to choose to visit with us because it will facilitate their deal-making and love of movies in exciting ways.

Our management believes very strongly in finding the most cost-effective ways to market and promote the Company. We will base our promotion strategy on a combination of online marketing strategies. We will utilize internet presence in conjunction with search engine methodology, and good word-of-mouth advertising. We will emphasize video email and cell phone transmissions of important messages to users. The company also places great emphasis on the training of key personnel and employees such that they represent a continual promotion opportunity for the company. We expect our single greatest promotional tool will be the good will and positive word-of-mouth advertising we generate among our individual users and our businesses. Our promotion strategy is based in serving our target users.

Search Engine Optimization

Our website is already optimized for search engines (SEO). This helps search engines like Google, Yahoo, and Bing to properly index our site. We anticipate that after we start marketing our site we will see noticeable increases and decreases in our website traffic daily. We believe this is typical in the marketing phase. Once our site is fully automated, we will concentrate on the marketing of the website.

Our Pricing Strategy

We seek a balance between quality of offering, price, and the value that may be derived from the competition. We believe we offer the best balance of these aspects in the minds of our target users. Our pricing strategy is linked to our value proposition and our sales, and marketing strategies highlight this connection in ways that are easy for target users to understand. Ultimately, our goal is for our target users equate MovieTrailerGalaxy.com with great value.

Promotion Strategy

Our management believes strongly in finding the most cost-effective ways to market and promote the offerings. We will base our promotion strategy on a combination of online marketing strategies. We will utilize internet presence in conjunction with search engine methodology, and word-of-mouth advertising. We will emphasize video email and cell phone transmissions of important messages to users.

Our single greatest promotional tool will be the goodwill and positive word-of-mouth advertising we generate among our individual users and our businesses. Our promotion strategy is based in serving our target users. We believe that if we make sure that our target users are fulfilled and satisfied with their purchase, then every marketing or sales program we utilize will resonate with our ethic of service.

Sales Strategy

We have one channel of sales: online. We intend to grow our sales force to meet our sales and revenue goals. Our web portal will be our critical sales channel for our Company. We plan to view our sales strategy as being partially fulfilled through the implementation of our marketing plan, which includes print ads, and internet advertising. We will consider i.) our key personnel, and ii.) our existing clientele, to be the most important assets of our sales strategy.

Revenue

In order to generate revenue, we have established accounts with Google Adsense and an Amazon Store. Google Adsense ads pay on a per click basis. We plan to link our Google Adsense and Amazon Store accounts to our website beginning in June 2011 in order to generate revenues from these ads, however we have not done so yet. When the Google Adsense and Amazon Store accounts are linked to our website, every time a user enters our website, Google will display relevant ads to the user and if the user clicks the ad, we will get paid a percentage of what Google charges to the advertiser. The movie entertainment niche has high-paying keywords on the Google Adsense network. We expect to see individual clicks paying more than one dollar in this niche. Top advertisers include movie rental services and TV providers such as Netflix, Blockbuster, DirecTV, Dish Network, individual Movie studios and many more. All the ads displayed by Google are fetched automatically and displayed in our website. All we need is a Google Adsense account. The Amazon store runs on autopilot also, and pays us a flat commission on every item purchased by our visitors.

We also plan to display Amazon banners throughout the whole website. We intend to have an Amazon affiliate account. Furthermore, our ad system is scalable such that we can virtually integrate any kind of ad, lead, or CAP network into the site. We can also sell banner ads privately or adapt any other type of monetization method. The website is already optimized for search engines (SEO). This helps search engines like Google, Yahoo, Bing, etc. to properly index our site as we start creating back links and submitting our site to various directories. After we start marketing our site and creating back links, we will start seeing traffic spikes go up and down every day. This is very normal in the marketing phase and every site will experience the so called “Google dance” after it starts to take off. The site will get traffic even if it is not marketed at all, as new movies and more content get added weekly; this is one of the many advantages of the Word press platform, Google likes its structure and will keep indexing the new content.

We plan to offer Trailers of Foreign Movies as well, and targeting International markets such as Bollywood in India, the largest movie industry in the world.   We also plan to offer Movie News, and interactive functionality with other social networks (such as Facebook and MySpace) with certain unique movie-related abilities for advertising.

Employees

As of March 18, 2011, we have no full time employees. Our President and sole officer and director spends approximately 20 hours per week on Company matters.  We plan to employ more qualified employees in the near future.

Critical Accounting Policies

None.

Recent Accounting Pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification.  The amendments in this Update also provide a technical correction to the Accounting Standards Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.	A subsidiary or group of assets that is a business or nonprofit activity
2.	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture
3.	An exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.
2.
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.
An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.	Be commensurate with either of the following:
	a.	The vendor's performance to achieve the milestone
	b.	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone
2.	Relate solely to past performance
3.	Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.	A description of the overall arrangement
2.	A description of each milestone and related contingent consideration
3.	A determination of whether each milestone is considered substantive
4.	The factors that the entity considered in determining whether the milestone or milestones are substantive
5.	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.	Revenue
2.	Income before income taxes
3.	Net income
4.	Earnings per share
5.	The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended February 28, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our system of internal controls over financial reporting during the three months ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended February 28, 2011.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended February 28, 2011.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Section 302 Certification of Chief Executive Officer.

32.1	Section 906 Certification of Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVIE TRAILER GALAXY, INC.

Date: May 9, 2011	By:	/s/ Stephanie Wyss
Stephanie Wyss, President
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer, Director