Form 10-Q
period 2011-05-31
Movie Trailer Galaxy, Inc.
filed 2011-07-15
CIK 1502952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission File Number: 333-169970

MOVIE TRAILER GALAXY, INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0309203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11022 Aqua Vista Street, Suite 10 Studio City, CA	91602
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (310) 746-6464

Not applicable.
(Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of July 15, 2011, there were 2,343,800 shares of Common Stock, par value $0.0001 per share, outstanding.

MOVIE TRAILER GALAXY, INC.

QUARTERLY REPORT ON FORM 10-Q
MAY 31, 2011

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Movie Trailer Galaxy, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MOVIE TRAILER GALAXY, INC.
(A Development Stage Company)
BALANCE SHEETS

	May 31, 2011	August 31, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$7,001	$42,246

Total Current Assets	7,001	42,246

TOTAL ASSETS	$7,001	$42,246

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accrued expenses	$8,669	$350

Total Current Liabilities	8,669	350

TOTAL LIABILITIES	8,669	350

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock at $0.0001 par value;
10,000,000 share authorized;
none issued or outstanding	-	-

Common stock at $0.0001 par value ;
500,000,000 shares authorized;
2,343,800 shares issued and outstanding	234	234

Additional paid-In capital	42,206	42,206
Deficit accumulated during the development stage	(44,108)	(544)

Total Stockholders' Equity (Deficit)	(1,668)	41,896

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$7,001	$42,246

See accompanying notes to the financial statements.

MOVIE TRAILER GALAXY, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
			For the period from	For the period from
			April 27, 2010	April 27, 2010
	For the Three	For the Nine	(inception)	(inception)
	Months ended	Months ended	through	through
	May 31, 2011	May 31, 2011	May 31, 2010	May 31, 2011

Revenue	$-	$-	$-	$-

Operating expenses

Compensation	1,500	4,500	150	4,650
Professional fees	24,552	38,619	-	38,969
General and administrative expenses	231	445	-	489

Total operating expenses	26,283	43,564	150	44,108

Loss before income taxes	(26,283)	(43,564)	(150)	(44,108)

Income tax provision	-	-	-	-

Net loss	$(26,283)	$(43,564)	$(150)	$(44,108)

Net loss per common shares
- basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares
outstanding - basic & diluted	2,343,800	2,343,800

See accompanying notes to the financial statements.

MOVIE TRAILER GALAXY, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from April 27, 2010 (inception) through May 31, 2011

				Deficit
				Accumulated	Total
	Common Stock		Additional	during the	Stockholders'
	Number of		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

April 27, 2010 (inception)	1,500,000	$150	$-	$-	$150

Contribution to capital		-	100	-	100
					-
Shares issued for cash from June 23, 2010					-
through August 31, 2010 at $0.05 per share	843,800	84	42,106	-	42,190
					-
Net loss				(544)	(544)

Balance, August 31, 2010	2,343,800	234	42,206	(544)	41,896

Net loss				(43,564)	(43,564)

Balance, May 31, 2011	2,343,800	$234	$42,206	$(44,108)	$(1,668)

See accompanying notes to the financial statements.

MOVIE TRAILER GALAXY, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
		For the period from	For the period from
		April 27, 2010	April 27, 2010
	For the Nine	(inception)	(inception)
	Months ended	through	through
CASH FLOWS FROM OPERATING ACTIVITIES	May 31, 2011	May 31, 2010	May 31, 2011

Net loss	$(43,564)	$(150)	$(44,108)
Adjustments to reconcile net loss to net cash used in operating actvitites:
Shares issued for compensation	-	150	150

Changes in operating assets and liabilities:
Accrued expenses	8,319	-	8,669

Net cash used in operating activities	(35,245)	-	(35,289)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common stock	-	-	42,190
Capital contribution	-	-	100

Net cash provided by financing activities	-	-	42,290

NET CHANGE IN CASH	(35,245)	-	7,001

Cash at beginning of period	42,246	-	-

Cash at end of period	$7,001	$-	$7,001

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See accompanying notes to the financial statements.

MOVIE TRAILER GALAXY, INC.
 (A DEVELOPMENT STAGE COMPANY)
May 31, 2011 and 2010
Notes to the Financial Statements
(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Movie Trailer Galaxy, Inc, a development stage company, (the “Company”), was incorporated on April 27, 2010 under the laws of the State of Nevada. The Company plans to provide information for movie lovers and access to related products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation – unaudited interim financial information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the period April 27, 2010 (inception) through August 31, 2010 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on March 25, 2011.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets, the fair value of financial instrumentsm and the assumption that the Company will be a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates. Actual results could differ from those estimates.

Fair value of financial instrument measured on a recurring basis

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

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fiscal year-end

The Company elected August 31 as its fiscal year end date.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties  and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b.  Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e.  management of the Company; f.  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

There were no potentially dilutive shares outstanding for the period from April 27, 2010 (inception) through May 31, 2011.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $44,108 at May 31, 2011, a net loss of $43,564 and net cash used in operating activities of $35,245 for the nine months then ended, respectively, with no revenues earned during the period.

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

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

Capital contribution

In May 2010, the Company’s Chief Executive Officer contributed $100 for general working capital to the Company.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

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

We do not consider our self a blank check company and we do not have any plan, arrangement, or understanding to engage in a merger or acquisition with any other entity. We do not consider ourselves a blank check company, as we have a specific business plan and have moved forward with our business operations. Specifically we, while in the development stage, are proceeding with our business plan by constructing and implementing an automated website. We have taken certain steps in furtherance of this business plan including establishing the website and programming. In the first quarter of 2011, we anticipate beginning marketing activities for our automated website, in an attempt to rouse support for our website. Our website is now fully automated. However we have not yet integrated Amazon and Google accounts and ads to our website, which we initially planned to complete by June 2011; we hope to complete the integration by September 2011.  Finally, from August until the end of 2011 we hope to generate revenues.

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

Employees

As of the date hereof, we have no full time employees. Our President and sole officer and director spends approximately 20 hours per week on Company matters.  We plan to employ more qualified employees in the near future.

Results of Operations For the Quarterly Period Ended May 31, 2011

Revenues and Cost of Revenues.  We had no revenues or cost of revenues for the period ended May 31, 2011. We are in the formation stage as our business was formed on April 27, 2010 and no revenue activities have yet begun.

General and Administrative.  General and administrative expenses for the period ended May 31, 2011 totaled approximately $231.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $2,725 at May 31, 2011.

Net Cash Used in Operating Activities.  We did not use net cash used in operating activities for the for the nine months ended May 31, 2011.

Net Cash Provided By/Used in Investing Activities.    We did not use cash in investing activities for the nine months ended May 31, 2011.

Net Cash Provided By Financing Activities.  We did not generate cash from financing activities for the nine months ended May 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended May 31, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

There were no changes in our system of internal controls over financial reporting during the three months ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

There were no reportable events under this Item 3 during the quarterly period ended May 31, 2011.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

There were no reportable events under this Item 5 during the quarterly period ended May 31, 2011.

ITEM 6. EXHIBITS.
(a)  Exhibits

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVIE TRAILER GALAXY, INC.

Date: July 15, 2011	By:	/s/ Stephanie Wyss
Stephanie Wyss, President
(Duly authorized officer, Principal Executive Officer and Principal Financial Officer)