Form 10-K
period 2011-08-31
Movie Trailer Galaxy, Inc.
filed 2011-11-29
CIK 1502952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number : 333-169970

MOVIE TRAILER GALAXY, INC.
(Exact name of registrant as specified in its charter)

Nevada	32-0309203
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

11022 Aqua Vista Street, Suite 10
Studio City, CA  91602
 (Address of principal executive offices)

(310) 746-6464
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐      Accelerated filer  ☐       Non-accelerated filer  ☐      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☒    No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0.

As of November 28, 2011 the registrant had 2,343,800 shares of its common stock, par value $0.0001 per share, issued and outstanding

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

Item 1.       Business.

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

We do not consider our self a blank check company and we do not have any plan, arrangement, or understanding to engage in a merger or acquisition with any other entity. We do not consider ourselves a blank check company, as we have a specific business plan and have moved forward with our business operations. Specifically we, while in the development stage, are proceeding with our business plan by constructing and implementing an automated website. We have taken certain steps in furtherance of this business plan including establishing the website and programming. In the first quarter of 2011, we anticipate beginning marketing activities for our automated website, in an attempt to rouse support for our website. Our website is now fully automated. As of the date hereof, we have integrated Amazon and Google accounts and ads to our website, and we hope to start generating revenues.

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

Item 1A.     Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.     Unresolved Staff Comments.

None.

Item 2.        Properties.

Our principal executive office is located at 11022 Aqua Vista Street, Suite 10, Studio City, CA 91602.  Our telephone number is (310) 746-6464.  Office space is provided by Stephanie Wyss at no cost.

Item 3.        Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4.        (Removed and Reserved).

PART II

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced quotation on the NASDAQ OTC Bulletin Board under the trading symbol “MOTG” on January 25, 2011. The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  Since being listed on the OTCBB in January 2011 our common stock has not been traded.

Recent Sales of Unregistered Securities

On April 27, 2010, the Company issued 1,500,000 common shares to its Chief Executive Officer at the par value of $0.0001 per share or $150 for compensation upon formation of the Company.  The common shares issued to the CEO was an unregistered sale of securities conducted upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”)

For the period from June 23, 2010 through August 31, 2010, the Company sold 843,800 shares of its common stock in a private placement at $0.05 per share to 40 individuals for $42,190.  The common shares issued to the investors in the private placement transaction was an unregistered sale of securities conducted upon exemptions from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.

Holders

As of August 31, 2011 we had approximately 41 record h
Our common stock commenced quotation on the NASDAQ OTC Bulletin Board under the trading symbol “MOTG” on January 25, 2011. The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  Since being listed on the OTCBB in January 2011 our common stock has not been traded.

Recent Sales of Unregistered Securities

On April 27, 2010, the Company issued 1,500,000 common shares to its Chief Executive Officer at the par value of $0.0001 per share or $150 for compensation upon formation of the Company.  The common shares issued to the CEO was an unregistered sale of securities conducted upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”)

For the period from June 23, 2010 through August 31, 2010, the Company sold 843,800 shares of its common stock in a private placement at $0.05 per share to 40 individuals for $42,190.  The common shares issued to the investors in the private placement transaction was an unregistered sale of securities conducted upon exemptions from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act.
olders of our common stock, holding 2,343,800 shares of our common stock.

Dividends

No dividends were declared on Movie Trailer Galaxy’s common stock in the year ended August 31, 2011, and it is anticipated that cash dividends will not be declared on Movie Trailer Galaxy’s common stock in the foreseeable future.  Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions.  Holders of common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor.  We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Securities Authorized for Issuance under Equity Compensation Plan

2011

None.

Item 6.        Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.  See “Cautionary Statement on Forward-Looking Information.”

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

We do not consider our self a blank check company and we do not have any plan, arrangement, or understanding to engage in a merger or acquisition with any other entity. We do not consider ourselves a blank check company, as we have a specific business plan and have moved forward with our business operations. Specifically we, while in the development stage, are proceeding with our business plan by constructing and implementing an automated website. We have taken certain steps in furtherance of this business plan including establishing the website and programming. In the first quarter of 2011, we anticipate beginning marketing activities for our automated website, in an attempt to rouse support for our website. As of the date hereof, we have integrated Amazon and Google accounts and ads to our website, and we hope to start generating revenues.

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

Revenue

In order to generate revenue, we have established accounts with Google Adsense and an Amazon Store. Google Adsense ads pay on a per click basis. As of the date hereof, we have integrated Amazon and Google accounts and ads to our website, and we hope to start generating revenues. When the Google Adsense and Amazon Store accounts are linked to our website, every time a user enters our website, Google will display relevant ads to the user and if the user clicks the ad, we will get paid a percentage of what Google charges to the advertiser. The movie entertainment niche has high-paying keywords on the Google Adsense network. We expect to see individual clicks paying more than one dollar in this niche. Top advertisers include movie rental services and TV providers such as Netflix, Blockbuster, DirecTV, Dish Network, individual Movie studios and many more. All the ads displayed by Google are fetched automatically and displayed in our website. All we need is a Google Adsense account. The Amazon store runs on autopilot also, and pays us a flat commission on every item purchased by our visitors.

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

Employees

As of the date hereof, we have no full time employees. Our President and sole officer and director spend approximately 20 hours per week on Company matters.  We plan to employ more qualified employees in the near future.

Results of Operations

For the year ended August 31, 2011, we had $0 in revenue. Expenses for the period totaled $49,281 resulting in a net loss of $49,281.

Capital Resources and Liquidity

For the year ended August 31, 2011 we had $2,083 in cash. We anticipate our legal, auditing, and filing costs to increase as a result of being a public company.

While we are attempting to commence operations and produce revenues, our cash position may not be significant enough to support our daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While we believe in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

None.

Recent Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”). This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.
•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.         Financial Statements And Supplementary Data

Movie Trailer Galaxy, Inc.

(A Development Stage Company)

August 31, 2011 and 2010

Index to Financial Statements

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at August 31, 2011 and 2010	F-3

Statements of Operations for the Fiscal Year Ended August 31, 2011, for the Period from April 27, 2010 (Inception) through August 31, 2010 and for the Period from April 27, 2010 (Inception) through August 31, 2011	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from April 27, 2010 (Inception) through August 31, 2011	F-5

Statements of Cash Flows for the Fiscal Year Ended August 31, 2011,for the Period from April 27, 2010 (Inception) through August 31, 2010 and for the Period from April 27, 2010 (Inception) through August 31, 2011	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Movie Trailer Galaxy, Inc.
(A development stage company)
Windsor, California

We have audited the accompanying balance sheets of Movie Trailer Galaxy, Inc., a development stage company, (the “Company”) as of August 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal year ended 2011, for the period from April 27, 2010 (inception) through August 31, 2010 and for the period from April 27, 2010 (inception) through August 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2011 and 2010 and the results of its operations and its cash flows for the fiscal year ended 2011, for the period from April 27, 2010 (inception) through August 31, 2010 and for the period from April 27, 2010 (inception) through August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at August 31, 2011 and had a net loss and net cash used in operating activities for the fiscal year then ended.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
November 29, 2011

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
Balance Sheets

	August 31, 2011	August 31, 2010

Assets
Current assets
Cash	$2,083	$42,246

Total current assets	2,083	42,246

Total assets	$2,083	$42,246

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accrued expenses	$9,468	$350

Total current liabilities	9,468	350

Total Liabilities	9,468	350

Stockholders' equity (deficit)

Preferred stock: $0.0001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value: 500,000,000 shares authorized;
2,343,800 shares issued and outstanding	234	234
Additional paid-in capital	42,206	42,206
Deficit accumulated during the development stage	(49,825)	(544)

Total stockholders' equity (deficit)	(7,385)	41,896

Total liabilities and stockholders' equity (deficit)	$2,083	$42,246

See accompanying notes to the financial statements.

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
Statements of Operations

		For the Period from	For the Period from
	For the Fiscal Year	April 27, 2010	April 27, 2010
	Ended	(inception) through	(inception) through
	August 31, 2011	August 31, 2010	August 31, 2011

Revenues	$-	$-	$-

Operating expenses
Compensation	6,000	150	6,150
Professional fees	41,969	350	42,319
General and administrative expenses	1,312	44	1,356

Total operating expenses	49,281	544	49,825

Loss before taxes	(49,281)	(544)	(49,825)

Income tax provision	-	-	-

Net loss	$(49,281)	$(544)	$(49,825)

Net loss per common share:
- Basic and diluted	$(0.02)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	2,343,800	1,667,212

See accompanying notes to the financial statements.

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from April 27, 2010 (Inception) through August 31, 2011

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, April 27, 2010 (inception)	1,500,000	$150	$-	$-	$150

Contribution to capital		-	100	-	100

Shares issued for cash from June 23, 2010
through August 31, 2010 at $0.05 per share	843,800	84	42,106	-	42,190

Net loss				(544)	(544)

Balance, August 31, 2010	2,343,800	234	42,206	(544)	41,896

Net loss				(49,281)	(49,281)

Balance, August 31, 2011	2,343,800	$234	$42,206	$(49,825)	$(7,385)

See accompanying notes to the financial statements.

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
Statements of Cash Flows

		For the Period from	For the Period from
	For the Year	April 27, 2010	April 27, 2010
	Ended	(inception) through	(inception) through
	August 31, 2011	August 31, 2010	August 31, 2011

Cash flows from operating activities:
Net loss	$(49,281)	$(544)	$(49,825)

Adjustments to reconcile net loss to net cash used in operating activities:
Share issued for compensation	-	150	150
Changes in operating assets and liabilities:
Accrued expenses	9,118	350	9,468

Net cash used in operating activities	(40,163)	(44)	(40,207)

Cash flows from financing activities:
Captial contribution	-	100	100
Proceeds from sale of common stock	-	42,190	42,190

Net cash provided by financing activities	-	42,290	42,290

Net change in cash	(40,163)	42,246	2,083

Cash, beginning of period	42,246	-	-

Cash, end of period	$2,083	$42,246	$2,083

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
August 31, 2011 and 2010
Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

Movie Trailer Galaxy, Inc, a development stage company, (the “Company”) was incorporated on April 27, 2010 under the laws of the State of Nevada. The Company plans to provide information for movie lovers and access to related products.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Use of estimates and assumptions

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially dilutive common shares outstanding for the fiscal year ended August 31, 2011 or for the period from April 27, 2010 (inception) through August 31, 2010.

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

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”). This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•·
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•·	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•·	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at August 31, 2011, a net loss and net cash used in operating activities for the fiscal year then ended, respectively, with no revenues earned during the period.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

Shares authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Five Hundred Ten Million (510,000,000) shares of which Ten Million (10,000,000) shares shall be Preferred Stock, par value $.001 per share, and Five Hundred Million (500,000,000) shares shall be Common Stock, par value $.001 per share.

Common stock

On April 27, 2010, the Company issued 1,500,000 common shares to its Chief Executive Officer at the par value of $0.0001 per share or $150 for compensation upon formation of the Company.

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

NOTE 6 – INCOME TAXES

Deferred tax assets

At August 31, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $49,825 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $16,941 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $16,941.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization.  The valuation allowance increased approximately to $16,384 and $557 for the fiscal year ended August 31, 2011 and for the period from April 27, 2010 through August 31, 2010, respectively.

Components of deferred tax assets at August 31, 2011 and 2010 are as follows:

	August 31, 2011	August 31, 2010

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$16,941	$557
Less valuation allowance	(16,941)	(557)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Fiscal Year Ended August 31, 2011	For the Period from April 27, 2010 (inception) through August 31, 2010

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 9.        Changes in and disagreements with accountants on accounting and financial disclosure

We do not presently intend to change accountant. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2011. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of August 31, 2011, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended August 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

Part III

Item 10.Directors, Executive Officers, and Corporate Governance

The following table sets forth the name and age of our sole officer and director as of August 31, 2011. Our Executive officer is elected annually by our Board of Director. Our executive officer holds office until she resigns, are removed by the Board, or her successor is elected and qualified.

Name	Age	Position
Stephanie Wyss	30	President, Chief Financial Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Stephanie Wyss, President, Chief Financial Officer, Secretary, Treasurer and Director, Age 30,  Ms. Wyss has been our President, Chief Executive Officer, Secretary, Treasurer and Director since April 2010.  From February 2004 through September 2007 Ms. Wyss served as the Assistant to Production Finance for Vivendi Universal and Living Element Pictures, both of which are movie producing companies located in Los Angeles, California where her responsibilities included working with Executive Producers and corporate investors to create films and commercials. From March 2004 through August 2009, Ms. Wyss served as the Special Event Merchandiser for Michele Diamond Watch Company, Burberry, and Armani, all of which are luxury apparel and accessories producers, as part of the Fossil Campaign where she promoted and sustained vendor commercial activity. From October 2006 through October 2008, Ms. Wyss served as the Executive Assistant to Jay Odell, Chief Executive Officer of Solutions Films, a movie producing company located in Los Angeles, California. Her responsibilities in this capacity included business plan execution, legal documentation completion and international meeting coordination regarding film finance.  From October 2007 through October 2010, Ms. Wyss worked in Print Media for the Beverly Hills Times of Los Angeles, California, a local newspaper agency, where she was the contributing writer for “Word Around Town, Culinary Division”. From May 2003 through present Ms. Wyss served as an International Marketing Promoter for special events.  Her clients include but are not limited to Mercedes Benz, Cartier, Nascar and Lexus. Stephanie Wyss attended the University of California Los Angeles where she received her associates degree in merchandising.  Due to Ms. Wyss’s extensive experience in marketing, merchandising, and sales we believe she is optimally suited to serve as our sole officer and director.

Ms. Wyss does not have any direct experience in website marketing, development or sales. She has never acted as a promoter of any other company nor has she had a controlling interest in any other company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer and  principal financial officer. We intend to adopt a Code of Ethics as we develop our business.

Item 11.Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for the period for the fiscal year ended August 31, 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Stephanie Wyss, President, Chief Financial Officer, Treasurer, Secretary, Director	2011	$0	0	0	0	0	0	0	0
	2010	$2,000	0	0	0	0	0	$150.00*	$150.00

* 1,500,000 shares have been issued to our Chief Executive Officer at par value $0.0001 per share for compensation upon formation of the Company.  The shares were issued for services and are not stock options and therefore there is no black- scholes assumption.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the fiscal year ended August 31, 2011.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised fiscal year ended August 31, 2011 since inception through by the executive officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officers in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

On September 1, 2010, we entered into an employment agreement with our president and chief executive officer, Stephanie Wyss, which requires that Ms. Wyss be paid a minimum of $500 per month for three (3) years from date of signing. Either employee or the Company has the right to terminate the employment agreement upon thirty (30) days’ notice to the other party.

We expect our payroll expense to increase as our revenues increase. There is currently no maximum payment limit set to the compensation plan.

Item 12.     Security Ownership of Certain Beneficial Owners and Manaement and Related Stockholder Matters

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of August 31, 2011 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Stephanie Wyss	1,500,000	63.99%
11022 Aqua Vista Street, Suite 10
Studio City, CA 91602

All Executive Officers and Directors as a group (1 person)	1,500,000	63.99%

(1) Based on 2,343,800 shares of common stock outstanding as of August 31, 2011.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Immediately after incorporation of the Company on April 27, 2010 we issued 1,500,000 shares of common stock to Stephanie Wyss for consideration of founder services.

Other than the above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;
(B)	Any proposed nominee for election as our director;
(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or
(D)
Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended August 31, 2011, we have incurred $2,500 for professional services rendered for the audit and reviews of our financial statements.

All Other Fees (including, Audit Related Fees and Tax Fees)

None.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records addressing the percentage of pre-approved audit fees.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

Item 15.      Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

Financial Statements:

The balance sheets of the Company as of August 31,2011 and August 31, 2010, the related statements of operations, changes in stockholders’ equity/(deficiency) and cash flows for the year ended August 31, 2011, the period from April 27, 2010 (inception) to August 31, 2010 and the period from April 27, 2010 (inception) to August 31, 2011 then ended, the footnotes thereto, and the report of Li & Company, PC., independent auditors, are filed herewith.

Exhibits:

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Report.

(b) The following are exhibits to this Report and, if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included.

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	By-Laws
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1430 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed as an exhibit to the S-1 Registration Filed with the SEC on December 16, 2010

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVIE TRAILER GALAXY, INC.

Dated: November 29, 2011	By:	/s/ Stephanie Wyss
Stephanie Wyss
President, Chief Executive Officer, Secretary, Treasurer, and Sole Director (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)