Form 10-Q
period 2011-11-30
Movie Trailer Galaxy, Inc.
filed 2012-01-17
CIK 1502952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

As of January 17, 2012, there were 2,343,800 shares of Common Stock, par value $0.0001 per share, outstanding.

MOVIE TRAILER GALAXY, INC.

QUARTERLY REPORT ON FORM 10-Q
NOVEMBER 30, 2011

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Movie Trailer Galaxy, Inc.

(A Development Stage Company)

November 30, 2011 and 2010

Index to Financial Statements

Contents	Page(s)

Balance Sheets at November 30, 2011 (Unaudited) and August 31, 2011	F-2

Statements of Operations for the Three Months Ended November 30, 2011 and 2010 and for the Period from April 27, 2010 (Inception) through November 30, 2011 (Unaudited)	F-3

Statement of Stockholders’ Equity (Deficit) for the Period from April 27, 2010 (Inception) through November 30, 2011 (Unaudited)	F-4

Statements of Cash Flows for the Three Months Ended November 30, 2011 and 2010 and for the Period (Unaudited) from April 27, 2010 (Inception) through November 30, 2011	F-5

Notes to the Financial Statements (Unaudited)	F-6

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
Balance Sheets

	November 30, 2011	August 31, 2011
	(Unaudited)

Assets
Current assets
Cash	$2,497	$2,083

Total current assets	2,497	2,083

Total assets	$2,497	$2,083

Liabilities and stockholders' deficit
Current liabilities:
Accrued expenses	$14,519	$9,468
Shareholder advances	4,000	-

Total current liabilities	18,519	9,468

Total Liabilities	18,519	9,468

Stockholders' deficit

Preferred stock: $0.0001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value: 500,000,000 shares authorized;
2,343,800 shares issued and outstanding	234	234
Additional paid-in capital	42,206	42,206
Deficit accumulated during the development stage	(58,462)	(49,825)

Total stockholders' deficit	(16,022)	(7,385)

Total liabilities and stockholders' deficit	$2,497	$2,083

See accompanying notes to the financial statements

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
Statements of Operations

	For the	For the	For the Period from April 27, 2010
	Three Months	Three Months	(inception)
	Ended	Ended	through
	November 30, 2011	November 30, 2010	November 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating expenses
Compensation	1,500	1,500	7,650
Professional fees	7,051	10,675	49,370
General and administrative expenses	86	76	1,442

Total operating expenses	8,637	12,251	58,462

Loss before taxes	(8,637)	(12,251)	(58,462)

Income tax provision	-	-	-

Net loss	$(8,637)	$(12,251)	$(58,462)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	2,343,800	2,343,800

See accompanying notes to the financial statements

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from April 27, 2010 (Inception) through November 30, 2011
(Unaudited)

				Deficit Accumulated	Total
	Common Stock, $0.0001 Par Value		Additional	during the	Stockholders'
	Number of		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, April 27, 2010 (inception)	1,500,000	$150	$-	$-	$150

Contribution to capital		-	100	-	100

Shares issued for cash from June 23, 2010
through August 31, 2010 at $0.05 per share	843,800	84	42,106	-	42,190

Net loss				(544)	(544)

Balance, August 31, 2010	2,343,800	234	42,206	(544)	41,896

Net loss				(49,281)	(49,281)

Balance, August 31, 2011	2,343,800	234	42,206	(49,825)	(7,385)

Net loss				(8,637)	(8,637)

Balance, November 30, 2011	2,343,800	$234	$42,206	$(58,462)	$(16,022)

See accompanying notes to the financial statements

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the	For the	For the Period from April 27, 2010
	Three Months	Three Months	(inception)
	Ended	Ended	through
	November 30, 2011	November 30, 2010	November 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(8,637)	$(12,251)	$(58,462)

Adjustments to reconcile net loss to net cash used in operating activities:
Share issued for compensation	-	-	150
Changes in operating assets and liabilities:
Accrued expenses	5,051	2,425	14,519

Net cash used in operating activities	(3,586)	(9,826)	(43,793)

Cash flows from financing activities:
Proceeds from shareholder advances	4,000	-	4,000
Capital contribution	-	-	100
Proceeds from sale of common stock	-	-	42,190

Net cash provided by financing activities	4,000	-	46,290

Net change in cash	414	(9,826)	2,497

Cash, beginning of period	2,083	42,246	-

Cash, end of period	$2,497	$32,420	$2,497

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
November 30, 2011 and 2010
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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended August 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on November 29, 2011.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accrued expenses and shareholder loans, approximate their fair values because of the short maturity of these instruments.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended November 30, 2011 or 2010.

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

There were no potentially dilutive common shares outstanding for the interim period ended November 30, 2011 or 2010.

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at November 30, 2011, a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned during the period.

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

For the period from June 23, 2010 through November 30, 2010, the Company sold 843,800 shares of its common stock in a private placement at $0.05 per share to 40 individuals for $42,190.

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

Notes Payable – Stockholder

Cash shortfall is currently funded by the Company’s majority shareholder and Chief Executive officer, Stephanie Wyss. Cash shortfall in the next 12 months may be funded by Ms. Wyss; however, there was no agreement between Ms. Wyss and the Company with regard to the future funding of the Company, and Ms. Wyss is not obligated to provide the funding to the Company. In the event of no funding or insufficient funding from Ms. Wyss, the Company may have to scale back or stop its business development.

From September 1, 2011 through November 30, 2011, the Company borrowed $4,000 from the majority shareholder.  All notes are due on demand and non-interest bearing.

As of November 30, 2011, the principal balance due on the demand notes was $4,000.

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

Results of Operations For the Quarterly Period Ended November 30, 2011

Revenues and Cost of Revenues.  We had no revenues or cost of revenues for the period ended November 30, 2011. We are in the formation stage as our business was formed on April 27, 2010 and no revenue activities have yet begun.

Operating Expenses. For the period ended November 30, 2011 we incurred a total of $8,637 in operating expenses, comprised of Compensation expenses of $1,500, Professional Fee expenses of $7,051, and General and Administrative expenses of $86.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $2,497 at November 30, 2011.

Net Cash Used in Operating Activities.  We had ($3,586) cash used in operating activities for the three months ended November 30, 2011.

Net Cash Provided By/Used in Investing Activities.    We did not use cash in investing activities for the three months ended November 30, 2011.

Net Cash Provided By Financing Activities.  We generated $4,000 from financing activities for the three months ended November 30, 2011.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended November 30, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

There were no changes in our system of internal controls over financial reporting during the three months ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.
(a)  Exhibits

Exhibit Number		Description
31.1		Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	*	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Schema
101.CAL	+	XBRL Taxonomy Calculation Linkbase
101.DEF	+	XBRL Taxonomy Definition Linkbase
101.LAB	+	XBRL Taxonomy Label Linkbase
101.PRE	+	XBRL Taxonomy Presentation Linkbase

*	In accordance with SEC Release 33-8238, exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVIE TRAILER GALAXY, INC.

Date: January 17, 2012	By:	/s/ Stephanie Wyss
Stephanie Wyss, President
(Duly authorized officer, Principal Executive Officer and Principal Financial Officer)