Form 10-Q
period 2012-02-29
Movie Trailer Galaxy, Inc.
filed 2012-04-13
CIK 1502952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of April 13, 2012, there were 2,343,800 shares of Common Stock, par value $0.0001 per share, outstanding.

MOVIE TRAILER GALAXY, INC.

QUARTERLY REPORT ON FORM 10-Q
FEBRUARY 29, 2012

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Movie Trailer Galaxy, Inc.

(A Development Stage Company)

February 29, 2012 and February 28, 2011

Index to Financial Statements

Contents	Page(s)

Balance Sheets as February 29, 2012 (Unaudited) and August 31, 2011	F-2

Statements of Operations for the Six Months Ended February 29, 2012 and February 28, 2011 and for the Period from April 27, 2010 (Inception) through February 29, 2012 (Unaudited)	F-3

Statements of Operations for the Three Months Ended February 29, 2012 and February 28, 2011 (Unaudited)	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from April 27, 2010 (Inception) through February 29, 2012 (Unaudited)	F-5

Statements of Cash Flows for the Six Months Ended February 29, 2012 and February 28, 2011 and for the Period from April 27, 2010 (Inception) through February 29, 2012 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
Balance Sheets

	February 29, 2012	August 31, 2011
	(Unaudited)

Assets
Current assets
Cash	$46	$2,083

Total current assets	46	2,083

Total assets	$46	$2,083

Liabilities and stockholders' deficit
Current liabilities:
Accrued expenses	$17,872	$9,468
Shareholder advances	5,500	-

Total current liabilities	23,372	9,468

Total Liabilities	23,372	9,468

Stockholders' deficit

Preferred stock: $0.0001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value: 500,000,000 shares authorized;
2,343,800 shares issued and outstanding	234	234
Additional paid-in capital	42,206	42,206
Deficit accumulated during the development stage	(65,766)	(49,825)

Total stockholders' deficit	(23,326)	(7,385)

Total liabilities and stockholders' deficit	$46	$2,083

See accompanying notes to the financial statements.

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Six Months	For the Six Months	April 27, 2010
	Ended	Ended	(inception) through
	February 29, 2012	February 28, 2011	February 29, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating expenses
Compensation	3,000	3,000	9,150
Professional fees	12,679	14,067	54,998
General and administrative expenses	262	214	1,618

Total operating expenses	15,941	17,281	65,766

Loss before taxes	(15,941)	(17,281)	(65,766)

Income tax provision	-	-	-

Net loss	$(15,941)	$(17,281)	$(65,766)

Net loss per common share:
- Basic and diluted	$(0.01)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	2,343,800	2,343,800

See accompanying notes to the financial statements.

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	February 29, 2012	February 28, 2011
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating expenses
Compensation	1,500	1,500
Professional fees	5,628	3,392
General and administrative expenses	176	138

Total operating expenses	7,304	5,030

Loss before taxes	(7,304)	(5,030)

Income tax provision	-	-

Net loss	$(7,304)	$(5,030)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	2,343,800	2,343,800

See accompanying notes to the financial statements.

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from April 27, 2010 (Inception) through February 29, 2012
(Unaudited)

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, April 27, 2010 (inception)	1,500,000	$150	$-	$-	$150

Contribution to capital		-	100	-	100

Shares issued for cash from June 23, 2010
through August 31, 2010 at $0.05 per share	843,800	84	42,106	-	42,190

Net loss				(544)	(544)

Balance, August 31, 2010	2,343,800	234	42,206	(544)	41,896

Net loss				(49,281)	(49,281)

Balance, August 31, 2011	2,343,800	234	42,206	(49,825)	(7,385)

Net loss				(15,941)	(15,941)

Balance, February 29, 2012	2,343,800	$234	$42,206	$(65,766)	$(23,326)

See accompanying notes to the financial statements.

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Six Months	For the Six Months	April 27, 2010
	Ended	Ended	(inception) through
	February 29, 2012	February 28, 2011	February 29, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(15,941)	$(17,281)	$(65,766)

Adjustments to reconcile net loss to net cash used in operating activities:
Share issued for compensation	-	-	150
Changes in operating assets and liabilities:
Accrued expenses	8,404	5,817	17,872

Net cash used in operating activities	(7,537)	(11,464)	(47,744)

Cash flows from financing activities:
Proceeds from shareholder advances	5,500	-	5,500
Captial contribution	-	-	100
Proceeds from sale of common stock	-	-	42,190

Net cash provided by financing activities	5,500	-	47,790

Net change in cash	(2,037)	(11,464)	46

Cash, beginning of period	2,083	42,246	-

Cash, end of period	$46	$30,782	$46

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
February 29, 2012 and February 28, 2011
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

The Company’s significant estimates and assumptions include the fair value of financial instruments; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accrued expenses and shareholder advances, approximate their fair values because of the short maturity of these instruments.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended February 29, 2012 or February 28, 2011.

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

There were no potentially dilutive common shares outstanding for the interim period ended February 29, 2012 or February 28, 2011.

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

FASB Accounting Standards Update No. 2011-05

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at February 29, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned during the period.

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

Note 4 – Stockholders’ Equity

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Five Hundred Ten Million (510,000,000) shares of which Ten Million (10,000,000) shares shall be Preferred Stock, par value $0.0001 per share, and Five Hundred Million (500,000,000) shares shall be Common Stock, par value $0.0001 per share.

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

From December 1, 2011 through February 29, 2012, the Company borrowed $1,500 from the majority shareholder.  All notes are due on demand and non-interest bearing.

As of February 29, 2012, the principal balance due on the demand notes was $5,500.

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

Results of Operations For the Quarterly Period Ended February 29, 2012.

Revenues and Cost of Revenues.  We had no revenues or cost of revenues for the period ended February 29, 2012. We are in the formation stage as our business was formed on April 27, 2010 and no revenue activities have yet begun.

Operating Expenses. For the period ended February 29, 2012 we incurred a total of $15,941 in operating expenses, comprised of Compensation expenses of $3,000, Professional Fee expenses of $12,679, and General and Administrative expenses of $262.  In comparison, for the period ended February 28, 2011 we incurred a total of $17,281 in operating expenses, comprised of Compensation expenses of $1,500, Professional Fee expenses of $14,067, and General and Administrative expenses of $214.  The reason for the decrease in operating expenses was our legal and accounting fees decreased

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $46 at February 29, 2012.

Net Cash Used in Operating Activities.  We had ($7,537) cash used in operating activities for the six months ended February 29, 2012, as compared to ($11,464) cash used in operating activities for the six months ended February 28, 2011. The reason for the decrease in net cash used in operating activities is we have operating expenses and we are unable to generate revenue

Net Cash Provided By/Used in Investing Activities.    We did not use cash in investing activities for the six months ended February 29, 2012.

Net Cash Provided By Financing Activities.  We generated $5,500 from financing activities for the six months ended February 29, 2012.

Critical Accounting Policies

None.

Recent Accounting Pronouncements

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

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the six months ended February 29, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

There were no changes in our system of internal controls over financial reporting during the six months ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosure.

Not applicable.

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

MOVIE TRAILER GALAXY, INC.

Date: April 13, 2012	By:	/s/ Stephanie Wyss
Stephanie Wyss, President
(Duly authorized officer, Principal Executive Officer and Principal Financial Officer)