Form 10-Q
period 2012-05-31
Movie Trailer Galaxy, Inc.
filed 2012-07-16
CIK 1502952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of July 13, 2012, there were 2,343,800 shares of Common Stock, par value $0.0001 per share, outstanding.

MOVIE TRAILER GALAXY, INC.

QUARTERLY REPORT ON FORM 10-Q
MAY 31, 2012

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Movie Trailer Galaxy, Inc.

(A Development Stage Company)

May 31, 2012 and 2011

Index to the Financial Statements

Contents	Page(s)

Balance Sheets as May 31, 2012 (Unaudited) and August 31, 2011	F-2

Statements of Operations for the Nine Months Ended May 31, 2012 and 2011 and for the Period from April 27, 2010 (Inception) through May 31, 2012 (Unaudited)	F-3

Statements of Operations for the Three Months Ended May 31, 2012 and 2011 (Unaudited)	F-4

Statement of Stockholders’ Equity (Deficit) for the Period from April 27, 2010 (Inception) through May 31, 2012 (Unaudited)	F-5

Statements of Cash Flows for the Nine Months Ended May 31, 2012 and 2011 and for the Period from April 27, 2010 (Inception) through May 31, 2012 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
Balance Sheets

	May 31, 2012	August 31, 2011
	(Unaudited)
Current assets
Cash	$1,887	$2,083

Total current assets	1,887	2,083

Total assets	$1,887	$2,083

Liabilities and stockholders' deficit
Current liabilities:
Accrued expenses	$18,069	$9,468
Advances from stockholder	11,500	-

Total current liabilities	29,569	9,468

Total Liabilities	29,569	9,468

Stockholders' deficit

Preferred stock: $0.0001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value: 500,000,000 shares authorized;
2,343,800 shares issued and outstanding	234	234
Additional paid-in capital	42,206	42,206
Deficit accumulated during the development stage	(70,122)	(49,825)

Total stockholders' deficit	(27,682)	(7,385)

Total liabilities and stockholders' deficit	$1,887	$2,083

See accompanying notes to the financial statements.

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
Statements of Operations

	For the Nine Months Ended May 31, 2012	For the Nine Months Ended May 31, 2011	For the Period from April 27, 2010 (inception) through May 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Operating expenses
Compensation	4,500	4,500	10,650
Professional fees	15,151	38,619	57,470
General and administrative expenses	646	445	2,002

Total operating expenses	20,297	43,564	70,122

Loss before taxes	(20,297)	(43,564)	(70,122)

Income tax provision	-	-	-

Net loss	$(20,297)	$(43,564)	$(70,122)

Net loss per common share:
- Basic and diluted	$(0.01)	$(0.02)

Weighted average common shares outstanding
- basic and diluted	2,343,800	2,343,800

See accompanying notes to the financial statements.

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	May 31, 2012	May 31, 2011
	(Unaudited)	(Unaudited)

Revenues	$-	$-

Operating expenses
Compensation	1,500	1,500
Professional fees	2,472	24,552
General and administrative expenses	384	231

Total operating expenses	4,356	26,283

Loss before taxes	(4,356)	(26,283)

Income tax provision	-	-

Net loss	$(4,356)	$(26,283)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	2,343,800	2,343,800

See accompanying notes to the financial statements.

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from April 27, 2010 (Inception) through May 31, 2012
(Unaudited)

	Common Stock, $0.0001 Par Value			Deficit
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated during the Development Stage	Total Stockholders' Equity (Deficit)

Balance, April 27, 2010 (inception)	1,500,000	$150	$-	$-	$150

Contribution to capital		-	100	-	100

Shares issued for cash from June 23, 2010
through August 31, 2010 at $0.05 per share	843,800	84	42,106	-	42,190

Net loss				(544)	(544)

Balance, August 31, 2010	2,343,800	234	42,206	(544)	41,896

Net loss				(49,281)	(49,281)

Balance, August 31, 2011	2,343,800	234	42,206	(49,825)	(7,385)

Net loss				(20,297)	(20,297)

Balance, May 31, 2012	2,343,800	$234	$42,206	$(70,122)	$(27,682)

See accompanying notes to the financial statements.

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Nine Months	For the Nine Months	April 27, 2010
	Ended	Ended	(inception) through
	May 31, 2012	May 31, 2011	May 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(20,297)	$(43,564)	$(70,122)

Adjustments to reconcile net loss to net cash used in operating activities:
Share issued for compensation	-	-	150
Changes in operating assets and liabilities:
Accrued expenses	8,601	8,319	18,069

Net cash used in operating activities	(11,696)	(35,245)	(51,903)

Cash flows from financing activities:
Proceeds from shareholder advances	11,500	-	11,500
Captial contribution	-	-	100
Proceeds from sale of common stock	-	-	42,190

Net cash provided by financing activities	11,500	-	53,790

Net change in cash	(196)	(35,245)	1,887

Cash, beginning of period	2,083	42,246	-

Cash, end of period	$1,887	$7,001	$1,887

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Movie Trailer Galaxy, Inc.
(A Development Stage Company)
May 31, 2012 and 2011
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

Fair Value of Financial Instruments

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

It is not, however, practical to determine the fair value of advances from stockholders, if any, due to their related party nature.

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

Income Tax Provision

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended May 31, 2012 or 2011.

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

There were no potentially dilutive common shares outstanding for the interim period ended May 31, 2012 or 2011.

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

Other Recently Issued, but not yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at May 31, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned during the period. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Shareholder Advances

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

From February 29, 2012 through May 31, 2012, the Company received $6,000 from the majority shareholder.  All advances are due on demand and non-interest bearing.

As of May 31, 2012, shareholder advances were $11,500.

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

Results of Operations For the Quarterly Period Ended May 31, 2012.

Revenues and Cost of Revenues.  We had no revenues or cost of revenues for the period ended May 31, 2012. We are in the formation stage as our business was formed on April 27, 2010 and no revenue activities have yet begun.

Operating Expenses. For the period ended May 31, 2012 we incurred a total of $4,356 in operating expenses, comprised of Compensation expenses of $1,500, Professional Fee expenses of $2,472, and General and Administrative expenses of $384.  In comparison, for the period ended May 31, 2011 we incurred a total of $26,283 in operating expenses, comprised of Compensation expenses of $1,500, Professional Fee expenses of $24,552, and General and Administrative expenses of $231.  The reason for the decrease in operating expenses was our legal and accounting fees decreased.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $1,887 at May 31, 2012.

Net Cash Used in Operating Activities.  We had ($11,696) cash used in operating activities for the nine months ended May 31, 2012, as compared to ($35,245) cash used in operating activities for the nine months ended May 31, 2011. The reason for the decrease in net cash used in operating activities is we have operating expenses and we are unable to generate revenue.

Net Cash Provided By/Used in Investing Activities.    We did not use cash in investing activities for the nine months ended May 31, 2012.

Net Cash Provided By Financing Activities.  We generated $11,500 from financing activities for the nine months ended May 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of the nine months ended May 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

There were no changes in our system of internal controls over financial reporting during the nine months ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.
(a)  Exhibits

Exhibit Number		Description
31.1		Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	+	XBRL Instance Document
101.SCH	+	XBRL Taxonomy Schema
101.CAL	+	XBRL Taxonomy Calculation Linkbase
101.DEF	+	XBRL Taxonomy Definition Linkbase
101.LAB	+	XBRL Taxonomy Label Linkbase
101.PRE	+	XBRL Taxonomy Presentation Linkbase

*	In accordance with SEC Release 33-8238, exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOVIE TRAILER GALAXY, INC.

Date: July 16, 2012	By:	/s/ Stephanie Wyss
Stephanie Wyss, President
(Duly authorized officer, Principal Executive Officer and Principal Financial Officer)