Form 10-K
period 2012-08-31
Brookfield Resources Inc.
filed 2012-12-07
CIK 1502952

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.: 333-169970

BROOKFIELD RESOURCES INC.

(Exact name of Registrant as specified in its charter)

Nevada	32-0309203
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

5045 Orbitor Drive, Building 10, Suite 200

Mississauga, Ontario, Canada L4W 4Y4

 (Address of principal executive offices)

(877) 216-9586

(Registrant’s telephone number, including area code)

Movie Trailer Galaxy, Inc.

11022 Aqua Vista Street, Suite 10, Studio City, California 91602

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

 Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No   [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [  ]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  [  ]      Accelerated filer  [  ]       Non-accelerated filer  [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $0.

As of December 5, 2012 the registrant had 437,503,920 shares of its common stock outstanding

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Brookfield Resources, Inc.  “SEC” refers to the Securities and Exchange Commission.

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

We do not consider our self a blank check company and we do not have any plan, arrangement, or understanding to engage in a merger or acquisition with any other entity. We do not consider ourselves a blank check company, as we have a specific business plan and have moved forward with our business operations. Specifically we, while in the development stage, are proceeding with our business plan by constructing and implementing an automated website. We have taken certain steps in furtherance of this business plan including establishing the website and programming. Our website is now fully automated. We have integrated Amazon and Google accounts and ads to our website, and we hope to start generating revenues.

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

We have objectives in order to fulfill our desire to participate and achieve an ever-growing market share of the industry that we are entering. These key objectives include:

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

Sales Strategy

We have one channel of sales: online. We intend to grow our sales force to meet our sales and revenue goals. Our web portal will be our critical sales channel for our Company. We plan to view our sales strategy as being partially fulfilled through the implementation of our marketing plan, which includes print ads, and internet advertising. We will consider our key personnel, and our existing clientele, to be the most important assets of our sales strategy.

Employees

As of November 28, 2012, we have no full time employees. Our President and sole officer spends approximately 20 hours per week on Company matters.  We plan to employ more qualified employees in the near future.

ITEM 1A.  RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

On October 19, 2012, the SEC requested that we prepare an analysis regarding the acquisition of various exploration licenses as having triggered a change in shell company status.  They asked us to amend the 8-K report we filed on October 1, 2012 to include the Form 10 information required by Item 5.01(a)(8) of Form 8-K or the information required by items 2.01 and 9.01 of Form 8-K.  We will be amending the 8-K and providing such applicable information.

ITEM 2.  PROPERTIES.

Our principal executive office was located at 11022 Aqua Vista Street, Suite 10, Studio City, CA 91602 and the office space was provided by Stephanie Wyss at no cost.  Our executive offices have now been moved to 5045 Orbitor Drive, Building 10, Suite 200, Mississauga, Ontario, Canada L4W 4Y4.

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

ITEM 4.  MINE SAFETY DISCLOSURE.

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock commenced quotation on the NASDAQ OTC Bulletin Board under the trading symbol “MOTG” on January 25, 2011. The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  Since being listed on the OTCBB in January 2011 our stock has not traded and there were no bids or offers through the end of our Fiscal year. It traded once during the month of September of 2012 at a price of $.05 per share.

On approximately November 16, 2012, our trading symbol was changed to BLFD.

Holders

As of December 5, 2012 we had approximately 8 record holders of our common stock, holding 437,503,920 shares of our common stock.

Recent Sales of Unregistered Securities

On April 27, 2010, the Company issued 1,500,000 common shares to its Chief Executive Officer at the par value of $.0001 per share or $150 for compensation upon formation of the Company.  The common shares issued to the CEO were an unregistered sale of securities conducted upon exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

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

Dividends

We have never declared or paid any dividends.  We anticipate, as our board of directors deems appropriate, that we will continue to return all earnings to our business.

Securities Authorized for Issuance under Equity Compensation Plan

2012

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

We do not consider ourselves a blank check company, as we have a specific business plan and have moved forward with our business operations. Specifically we, while in the development stage, are proceeding with our business plan by constructing and implementing an automated website. We have taken certain steps in furtherance of this business plan including establishing the website and programming. During the fiscal year of 2012, we anticipate beginning marketing activities for our automated website, in an attempt to rouse support for our website. As of the date hereof, we have integrated Amazon and Google accounts and ads to our website, and we hope to start generating revenues.

On September 27, 2012, an Asset Purchase Agreement was entered into for the purchase, transfer and assignment of various exploration licenses from Matteo Sacco (“Seller”) to Movie Trailer Galaxy, Inc. (“Purchaser”).  The exploration licenses were originally issued to Seller from the Nova Scotia Department of Natural Resources.  The Purchaser will issue five hundred thirty three thousand four hundred eighty seven (533,487) common shares for the acquisition of the exploration licenses to the Seller.  The Purchaser’s sole director, Robert S. Roon, will cancel one million five hundred thousand (1,500,000) shares of common stock that are held by him which represents approximately 84.2% of the Purchaser’s issued and outstanding shares.  Upon cancellation of the shares held by Mr. Roon, the Seller will own approximately 68.3% of the Purchaser’s issued and outstanding common shares.

Based upon this recent transaction, we are beginning to explore additional business opportunities that we believe may be more lucrative for the Company.  It is too early at this time to ascertain these mining opportunities.  The Company will provide additional disclosure in the future regarding this potential change of business.

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

We have objectives in order to fulfill our desire to participate and achieve an ever-growing market share of the exciting industry that we are entering. These key objectives include:

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

Employees

As of the date hereof, we have no full time employees. Prior to the sale of her ownership, our President and sole officer and director spent approximately 20 hours per week on Company matters.  Our current President spends approximately 10 hours per week on Company matters. We plan to employ more qualified employees in the near future.

Results of Operations

For the year ended August 31, 2012, we had $0 in revenue. Expenses for the period totaled $27,564 resulting in a net loss of $27,564.

Capital Resources and Liquidity

For the year ended August 31, 2012 we had $380 in cash. We anticipate our legal, auditing, and filing costs to increase as a result of being a public company.

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Brookfield Resources Inc.

(Formerly Movie Trailer Galaxy, Inc.)

(A Development Stage Company)

August 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Brookfield Resources Inc.

(Formerly Movie Trailer Galaxy, Inc.)

(A Development Stage Company)

Mississauga, Ontario, Canada

We have audited the accompanying balance sheets of Brookfield Resources Inc. (formerly Movie Trailer Galaxy, Inc.), a development stage company, (the “Company”) as of August 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended and for the period from April 27, 2010 (inception) through August 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amount and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the fiscal years then ended and for the period from April 27, 2010 (inception) through August 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at August 31, 2012 and a net loss and net cash used in operating activities for the fiscal year then ended, with no revenues earned since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

December 7, 2012

Brookfield Resources Inc.
(Formerly Movie Trailer Galaxy, Inc.)
(A Development Stage Company)
Balance Sheets

	August 31, 2012	August 31, 2011

Assets
Current assets
Cash	$380	$2,083
Prepaid expenses	500	-

Total current assets	880	2,083

Total assets	$880	$2,083

Liabilities and stockholders' deficit
Current liabilities:
Accrued expenses	$21,329	$9,468
Advances from stockholder	14,500	-

Total current liabilities	35,829	9,468

Total Liabilities	35,829	9,468

Stockholders' deficit

Preferred stock: $0.0001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value: 900,000,000 shares authorized;
138,751,200 shares issued and outstanding	13,875	13,875
Additional paid-in capital	28,565	28,565
Deficit accumulated during the development stage	(77,389)	(49,825)

Total stockholders' deficit	(34,949)	(7,385)

Total liabilities and stockholders' deficit	$880	$2,083

See accompanying notes to the financial statements.

Brookfield Resources Inc.
(Formerly Movie Trailer Galaxy, Inc.)
(A Development Stage Company)
Statements of Operations

			For the Period from
	For the Fiscal Year	For the Fiscal Year	April 27, 2010
	Ended	Ended	(inception) through
	August 31, 2012	August 31, 2011	August 31, 2012

Revenues	$-	$-	$-

Operating expenses
Compensation	6,000	6,000	12,150
Professional fees	20,097	41,969	62,416
General and administrative expenses	1,467	1,312	2,823

Total operating expenses	27,564	49,281	77,389

Loss before taxes	(27,564)	(49,281)	(77,389)

Income tax provision	-	-	-

Net loss	$(27,564)	$(49,281)	$(77,389)

Net loss per common share:
- Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	138,751,200	138,751,200

See accompanying notes to the financial statements.

Brookfield Resources Inc.
(Formerly Movie Trailer Galaxy, Inc.)
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Period from April 27, 2010 (Inception) through August 31, 2012

				Deficit
	Common Stock, $0.0001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, April 27, 2010 (inception)	1,500,000	$150	$-	$-	$150

Contribution to capital		-	100	-	100

Shares issued for cash from June 23, 2010
through August 31, 2010 at $0.05 per share	843,800	84	42,106	-	42,190

Effect of forward stock split net of cancellations	136,407,400	13,641	(13,641)	-	-

Net loss				(544)	(544)

Balance, August 31, 2010	138,751,200	13,875	28,565	(544)	41,896

Net loss				(49,281)	(49,281)

Balance, August 31, 2011	138,751,200	13,875	28,565	(49,825)	(7,385)

Captial Contribution

Net loss				(27,564)	(27,564)

Balance, August 31, 2012	138,751,200	$13,875	$28,565	$(77,389)	$(34,949)

See accompanying notes to the financial statements.

Brookfield Resources Inc.
(Formerly Movie Trailer Galaxy, Inc.)
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
	For the Fiscal Year	For the Fiscal Year	April 27, 2010
	Ended	Ended	(inception) through
	August 31, 2012	August 31, 2011	August 31, 2012

Cash flows from operating activities:
Net loss	$(27,564)	$(49,281)	$(77,389)

Adjustments to reconcile net loss to net cash used in operating activities:
Share issued for compensation	-	-	150
Changes in operating assets and liabilities:
Accrued expenses	11,861	9,118	21,329
Prepaid expenses	(500)	-	(500)

Net cash used in operating activities	(16,203)	(40,163)	(56,410)

Cash flows from financing activities:
Proceeds from shareholder advances	14,500	-	14,500
Capital contribution	-	-	100
Proceeds from sale of common stock	-	-	42,190

Net cash provided by financing activities	14,500	-	56,790

Net change in cash	(1,703)	(40,163)	380

Cash, beginning of period	2,083	42,246	-

Cash, end of period	$380	$2,083	$380

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the financial statements.

Brookfield Resources Inc.

(Formerly Movie Trailer Galaxy, Inc.)

(A Development Stage Company)

August 31, 2012 and 2011

Notes to the Financial Statements

Note 1 - Organization and Operations

Brookfield Resources Inc., (formerly Movie Trailer Galaxy, Inc.), a development stage company, (the “Company”) was incorporated on April 27, 2010 under the laws of the State of Nevada. The Company plans to provide information for movie lovers and access to related products.

Change in Control

On September 11, 2012, a Stock Purchase Agreement (the “SPA”) was entered into by and among Movie Trailer Galaxy, Inc. (“Movie Trailer” or the “Company”), Stephanie Wyss, (the “Seller”), and Robert Toon (the “Purchaser” and together with the Company and the Seller, the “Parties”). Pursuant to the SPA, the Purchaser purchased an aggregate of 840,000,000 shares of common stock of the Company (64% of the outstanding shares) from the Seller for an aggregate purchase price of $25,000.00.

Amendment to the Certificate of Incorporation

On September 17, 2012, effective October 2, 2012, the Company filed a Certificate of Amendment of Certificate of Incorporation and effectuated a forward split of all issued and outstanding shares of common stock, at a ratio of five hundred and sixty-for-one (560:1) (the "Stock Split").

On September 26, 2012, effective November 15, 2012, the Company filed a Certificate of Amendment of Certificate of Incorporation and (i) changed its name to Brookfield Resources Inc. ("Brookfield Resources"); (ii) changed its total number of common shares which the Company is authorized to issue from Two Hundred and Eighty Billion (280,000,000,000) shares, par value $0.0001 per share, to Nine Hundred Million (900,000,000) shares, par value $0.0001 per share.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

Cancellation of Common Shares

In September, 2012, the Company authorized the cancellation of 315,176,400 shares owned by various shareholders and that the 315,176,400 shares be returned to treasury.

On October 5, 2012, the Company had entered certain agreements with various shareholders to cancel an aggregate of 858,600,400 shares owned by them.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the cancellation of those common shares.

Brookfield Resources Inc.

(Formerly Movie Trailer Galaxy, Inc.)

(A Development Stage Company)

August 31, 2012 and 2011

Notes to the Financial Statements

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Brookfield Resources Inc.

(Formerly Movie Trailer Galaxy, Inc.)

(A Development Stage Company)

August 31, 2012 and 2011

Notes to the Financial Statements

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

Brookfield Resources Inc.

(Formerly Movie Trailer Galaxy, Inc.)

(A Development Stage Company)

August 31, 2012 and 2011

Notes to the Financial Statements

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b. entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825-10-15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d. principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Brookfield Resources Inc.

(Formerly Movie Trailer Galaxy, Inc.)

(A Development Stage Company)

August 31, 2012 and 2011

Notes to the Financial Statements

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

Brookfield Resources Inc.

(Formerly Movie Trailer Galaxy, Inc.)

(A Development Stage Company)

August 31, 2012 and 2011

Notes to the Financial Statements

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the fiscal year ended August 31, 2012 or 2011.

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

There were no potentially dilutive common shares outstanding for the fiscal year ended August 31, 2012 or 2011.

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

Brookfield Resources Inc.

(Formerly Movie Trailer Galaxy, Inc.)

(A Development Stage Company)

August 31, 2012 and 2011

Notes to the Financial Statements

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

Brookfield Resources Inc.

(Formerly Movie Trailer Galaxy, Inc.)

(A Development Stage Company)

August 31, 2012 and 2011

Notes to the Financial Statements

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

Other Recently Issued, but not yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage at August 31, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned during the period. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 - Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is Five Hundred Ten Million (510,000,000) shares of which Ten Million (10,000,000) shares shall be Preferred Stock, par value $0.0001 per share, and Five Hundred Million (500,000,000) shares shall be Common Stock, par value $0.0001 per share.

On September 17, 2012, effective October 2, 2012, the Company filed a Certificate of Amendment of Certificate of Incorporation and effectuate a forward split of all issued and outstanding shares of common stock, at a ratio of five hundred and sixty-for-one (560:1) (the "Stock Split").

Brookfield Resources Inc.

(Formerly Movie Trailer Galaxy, Inc.)

(A Development Stage Company)

August 31, 2012 and 2011

Notes to the Financial Statements

On September 26, 2012, effective November 15, 2012, the Company filed a Certificate of Amendment of Certificate of Incorporation and changed its total number of common shares which the Company is authorized to issue from Two Hundred and Eighty Billion (280,000,000,000) shares, par value $0.0001 per share, to Nine Hundred Million (900,000,000) shares, par value $0.0001 per share.

Common Stock

On April 27, 2010, the Company issued 840,000,000 common shares to its Chief Executive Officer valued at $150 for compensation upon formation of the Company.

For the period from June 23, 2010 through November 30, 2010, the Company sold 472,528,000 shares of its common stock in a private placement at $0.00089 per share to 40 individuals for $42,190.

In September, 2012, the Company authorized the cancellation of 315,176,400 shares owned by various shareholders and that the 315,176,400 shares be returned to treasury.

On October 5, 2012, the Company had entered certain agreements with various shareholders to cancel an aggregate of 858,600,400 shares owned by them.

Capital Contribution

In May 2010, the Company’s former Chief Executive Officer contributed $100 for general working capital to the Company.

Note 5 - Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Employment Agreement

On September 1, 2010, the Company entered into an employment agreement (“Employment Agreement”) with its then president and chief executive officer (“Employee”), which requires that the Employee to be paid a minimum of $500 per month for three (3) years from date of signing. Either employee or the Company has the right to terminate the Employment Agreement upon thirty (30) days’ notice to the other party.

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

Brookfield Resources Inc.

(Formerly Movie Trailer Galaxy, Inc.)

(A Development Stage Company)

August 31, 2012 and 2011

Notes to the Financial Statements

From February 29, 2012 through August 31, 2012, the Company received $14,500 from the former majority shareholder.  All advances are due on demand and non-interest bearing.

As of August 31, 2012, shareholder advances were $14,500.

On September 11, 2012, as part of the change in control, Stephanie Wyss sold all her shares to Robert Roon and resigned from her position as Chief Executive Officer of the Company. At this time, the shareholder advance of $14,500 was converted to a capital contribution.

Note 6 - Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that the following reportable subsequent events had to be disclosed as follows:

Stock Purchase Agreement

On September 11, 2012, in a private transaction, 840,000,000 shares of common stock, which represented 64% of the issued and outstanding shares of common stock, were sold to Robert Roon for the total price of $25,000.  This resulted in a change in control of the Company.  In connection with this transaction, also on September 11, 2012, Stephanie Wyss resigned from her position as Chief Executive Officer of the Company and Robert Roon was appointed as the new President as well as Chief Executive Officer, Secretary, and Treasurer of the Company.

Asset Acquisition Agreement

On September 27, 2012, an Asset Purchase Agreement was entered into for the purchase, transfer and assignment of various exploration licenses from Matteo Sacco (“Seller”) to Movie Trailer Galaxy, Inc. (“Purchaser”).  The exploration licenses were originally issued to Seller from the Nova Scotia Department of Natural Resources.  The Purchaser will issue two hundred ninety eight million seven hundred fifty two thousand and seven hundred twenty (298,752,720) common shares for the acquisition of the exploration licenses to the Seller.  The Purchaser’s sole director, Robert S. Roon, will cancel eight hundred and forty million (840,000,000) shares of common stock that are held by him which represents approximately 84.2% of the Purchaser’s issued and outstanding shares.  Upon cancellation of the shares held by Mr. Roon, the Seller will own approximately 68.3% of the Purchaser’s issued and outstanding common shares.

There is no family relationship or other relationship between the Seller and Purchaser and there are no arrangements or understanding among the members of the former or new control group with respect to election of directors or other matters.

Robert S. Roon, the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director resigned as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer.  Matteo Sacco was appointed as the Company’s President, Chief Executive Officer, Chief Financial Officer and Secretary.  Robert Roon’s resignation as an officer was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We do not presently intend to change accountant. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2012. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of August 31, 2012, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended August 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

Part III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name and age of our officer and directors as of the date of this report. Our Executive officer is elected annually by our Board of Director. Our executive officer holds office until he resigns, are removed by the Board, or her successor is elected and qualified.

Name	Age	Position
Matteo Sacco	56	President, Chief Financial Officer, Secretary, Treasurer and Director
Robert Roon	52	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Matteo Sacco, President, Chief Financial Officer, Secretary, Treasurer and Director, Age 56,  Mr. Sacco has been the CEO of HearAlast since 2007.  HearAtlast has licensed 22 WalMart stores in Canada to sell hearing aids and related products.  Since 2007, Mr. Sacco has been involved as both an investor and as a developer of mining opportunities in Nova Scotia, Canada.  Mr. Sacco is the owner of many claims in Nova Scotia, Canada.  Prior to starting HearAtlast, Mr. Sacco was in construction development and international business development in the Caribbean.

Robert S. Roon, Director, 52.  Chairman and Chief Executive Officer of Vertical Communications LLC for the past 5 years.  Vertical Communications is an investment banking, social media company with offices in Florida and New Jersey.  Mr. Roon has over 30 years of experience in the investment banking industry.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which Mr. Sacco or Mr. Roon is a party in connection with this appointment as a director and an officer of this Company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for the period for the fiscal year ended August 31, 2011.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Stephanie Wyss, President, Chief Financial Officer, Treasurer, Secretary, Director	2012	$0	0	0	0	0	0	6,000	$6,000
	2011	$0	0	0	0	0	0	0	0
	2010	$2,000	0	0	0	0	0	$150.00*	$2,150.00

* 1,500,000 shares have been issued to our Chief Executive Officer at par value $0.0001 per share for compensation upon formation of the Company.  The shares were issued for services and are not stock options and therefore there is no black- scholes assumption.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the fiscal year ended August 31, 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised fiscal year ended August 31, 2012 since inception through by the executive officers named in the Summary Compensation Table.

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

Employment Agreements

On September 1, 2010, we entered into an employment agreement with our president and chief executive officer, Stephanie Wyss, which requires that Ms. Wyss be paid a minimum of $500 per month for three (3) years from date of signing. Either employee or the Company has the right to terminate the employment agreement upon thirty (30) days’ notice to the other party.  The employment agreement was terminated when Ms. Wyss resigned on September 25, 2012 as an officer and director.

We expect our payroll expense to increase as our revenues increase. There is currently no maximum payment limit set to the compensation plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of December 6, 2012 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Matteo Sacco	298,752,720	69%
5045 Orbitor Dr., Bldg. 10, Suite 200
Mississauga, Ontario, Canada L4W 4Y$

All Executive Officers and Directors as a group (1 person)	298,752,720	69%

(1) As of December 6, 2012, there were 437,503,920 shares of the Company’s common stock outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

For the Company’s fiscal year ended August 31, 2012, we have incurred $5,000 for professional services rendered for the audit and reviews of our financial statements.

All Other Fees

None.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

*  approved by our audit committee; or

*  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

Financial Statements:

The balance sheets of the Company as of August 31,2012 and August 31, 2011, the related statements of operations, changes in stockholders’ equity/(deficiency) and cash flows for the year ended August 31, 2012, the period from April 27, 2010 (inception) to August 31, 2011 and the period from April 27, 2010 (inception) to August 31, 2012 then ended, the footnotes thereto, and the report of Li & Company, PC., independent auditors, are filed herewith.

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

BROOKFIELD RESOUCES INC.

Dated: December 7, 2012	By:	/s/ Matteo Sacco
Matteo Sacco
President, Principal Executive Officer Principal Financial Officer Principal Accounting Officer and Director (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title(s)	Date

/s/ Matteo Sacco	Chief Executive Officer	December 7, 2012
Matteo Sacco

/s/ Robert Roon	Director	December 7, 2012
Robert Roon