Form 10-Q
period 2012-11-30
Brookfield Resources Inc.
filed 2013-01-17
CIK 1502952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission File Number: 333-169970

BROOKFIELD RESOURCES INC.

(Exact name of registrant as specified in its charter)

Nevada	32-0309203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5045 Orbitor Drive, Bldg. 10, Suite 200 Mississauga, Ontario, Canada	L4W 4Y4
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (877) 216-9586

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

Yes [  ]   No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X] x

As of January 14, 2013, there were 437,503,920 shares of Common Stock, par value $0.0001 per share, outstanding.

BROOKFIELD RESOURCES INC.

QUARTERLY REPORT ON FORM 10-Q

November 30, 2012

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Brookfield Resources Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Brookfield Resources Inc.

(A Development Stage Company)

November 30, 2012 and 2011

Brookfield Resources Inc.
(An Exploration Stage Company)
Balance Sheets

	November 30, 2012	August 31, 2012
	(Unaudited)

Assets
Current assets
Cash	$-	$380
Prepaid expenses	-	500

Total current assets	-	880

Other assets
Mineral Resources Claim Rights	26,674	-

Total other assets	26,674	-

Total assets	$26,674	$880

Liabilities and stockholders' deficit
Current liabilities:
Accrued expenses	$100	$21,329
Advances from stockholder	42,226	14,500

Total current liabilities	42,326	35,829

Total Liabilities	42,326	35,829

Stockholders' deficit

Preferred stock: $0.0001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value: 900,000,000 shares authorized;
437,503,920 and 138,751,200 shares issued and outstanding, respectively	43,750	13,875
Additional paid-in capital	66,479	28,565
Accumulated deficit	(77,389)	(77,389)
Deficit accumulated during the exploration stage	(48,492)	-

Total stockholders' deficit	(15,652)	(34,949)

Total liabilities and stockholders' deficit	$26,674	$880

See accompanying notes to the financial statements.

Brookfield Resources Inc.
(Formerly Movie Trailer Galaxy, Inc.)
(An Exploration Stage Company)
Statements of Operations

			For the Period from
	For the Three Months	For the Three Months	September 1, 2012
	Ended	Ended	(Exploration) through
	November 30, 2012	November 30, 2011	November 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the exploration stage	$-	$-	$-

Operating expenses
Compensation	500	-	500
Professional fees	10,245	-	10,245
General and administrative expenses	37,747	-	37,747

Total operating expenses	48,492	-	48,492

Loss from continuing operations before income tax provision	(48,492)	-	(48,492)

Income tax provision	-	-	-

Net loss from continuing operations	(48,492)	-	(48,492)

Discontinued operations

Loss from operations of discontinued operations, net of tax	-	(8,637)	-

Loss from discontinued operations, net of tax	-	(8,637)	-

Net loss	$(48,492)	$(8,637)	$(48,492)

Net loss per common share:
- Basic and diluted
Continuing operations	$(0.00)	$-
Discontinued operations	-	(0.00)
	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	348,863,988	138,751,200

See accompanying notes to the financial statements.

Brookfield Resources Inc.
(Formerly Movie Trailer Galaxy, Inc.)
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Interim Period ended November 30, 2012
(Unaudited)

					Deficit
	Common Stock, $0.0001 Par Value				Accumulated	Total
	Number of		Additional	Accumulated	during the	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Exploration Stage	Equity (Deficit)

Balance, April 27, 2010 (inception)	1,500,000	$150	$-	$-	$-	$150

Contribution to capital		-	100	-	-	100

Shares issued for cash from June 23, 2010
through August 31, 2010 at $0.05 per share	843,800	84	42,106	-	-	42,190

Effect of forward stock split net of cancellations	136,407,400	13,641	(13,641)	-	-	-

Net loss				(544)	-	(544)

Balance, August 31, 2010	138,751,200	13,875	28,565	(544)	-	41,896

Net loss				(49,281)	-	(49,281)

Balance, August 31, 2011	138,751,200	13,875	28,565	(49,825)	-	(7,385)

Net loss				(27,564)	-	(27,564)

Balance, August 31, 2012	138,751,200	13,875	28,565	(77,389)	-	(34,949)

Contribution to capital			41,115	-	-	41,115

Shares issued for acquisition of mineral claim rights on
September 27, 2012 at $0.000089 per share	298,752,720	29,875	(3,201)	-	-	26,674

Net loss				-	(48,492)	(48,492)

Balance, November 30, 2012	437,503,920	$43,750	$66,479	$(77,389)	$(48,492)	$(15,652)

See accompanying notes to the financial statements.

Brookfield Resources Inc.
(Formerly Movie Trailer Galaxy, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows

			For the Period from
	For the Three Months	For the Three Months	September 1, 2012
	Ended	Ended	(Exploration) through
	November 30, 2012	November 30, 2011	November 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(48,492)	$(8,637)	$(48,492)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(21,229)	5,051	(21,229)
Prepaid expenses	500	-	500

Net cash used in operating activities	(69,221)	(3,586)	(69,221)

Cash flows from financing activities:
Proceeds from shareholder advances	27,726	4,000	27,726
Capital contribution	41,115	-	41,115

Net cash provided by financing activities	68,841	4,000	68,841

Net change in cash	(380)	414	(380)

Cash, beginning of period	380	2,083	380

Cash, end of period	$-	$2,497	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Non-cash financing and investing transactions:
Common share issued for mineral resources claim rights	$26,674	$-	$26,674

See accompanying notes to the financial statements.

Brookfield Resources Inc.

(An Exploration Stage Company)

November 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

_______________________________________________

Note 1 - Organization and Operations

Brookfield Resources Inc. (formerly Movie Trailer Galaxy, Inc.)

Brookfield Resources Inc., formerly Movie Trailer Galaxy, Inc., an exploration stage company, (the “Company”) was incorporated on April 27, 2010 under the laws of the State of Nevada.

Discontinued Operations

Since April 27, 2010, the Company had planned to provide information for movie lovers and access to related products. On September 27, 2012, the Company entered into an Asset Purchase Agreement for the purchase, transfer and assignment of various exploration licenses from Matteo Sacco to the Company. Effective September 1, 2012, the Company changed its business strategy to the exploitation of mineral mining rights and discontinued the operation of its existing business plan of providing a comprehensive portal to preview the latest movie information. Therefore, as of September 1, 2012, the results of the operations of providing a comprehensive portal to preview the latest movie information have been classified as discontinued operations for all periods presented.

Change in Control

On September 11, 2012, a Stock Purchase Agreement (the “SPA”) was entered into by and among Movie Trailer Galaxy, Inc. (“Movie Trailer” or the “Company”), Stephanie Wyss, (the “Seller”), and Robert Roon (the “Purchaser” and together with the Company and the Seller, the “Parties”). Pursuant to the SPA, the Purchaser purchased an aggregate of 840,000,000 shares of common stock of the Company (64% of the outstanding shares) from the Seller for an aggregate purchase price of $25,000.00.

On September 27, 2012, an Asset Purchase Agreement was entered into for the purchase, transfer and assignment of various exploration licenses from Matteo Sacco (“Seller”) to the Company.  The exploration licenses were originally issued to Seller from the Nova Scotia Department of Natural Resources.  The Company issued two hundred ninety eight million seven hundred fifty two thousand and seven hundred twenty (298,752,720) common shares for the acquisition of the exploration licenses to the Seller.  The Company’s sole director at the time, Robert S. Roon, cancelled eight hundred and forty million (840,000,000) shares of common stock that were held by him which represented approximately 84.2% of the Company’s issued and outstanding shares.  Upon cancellation of the shares held by Mr. Roon, the Seller owns approximately 68.3% of the Company’s issued and outstanding common shares.

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

Amendments to the Certificate of Incorporation

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

Brookfield Resources Inc.

(An Exploration Stage Company)

November 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

_______________________________________________

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the Stock Split.

Cancellation of Common Shares

In September, 2012, the Company authorized the cancellation of 315,176,400 shares owned by various shareholders which were returned to treasury.

On October 5, 2012, the Company had entered certain agreements with various shareholders to cancel an aggregate of 858,600,400 shares owned by them.

All shares and per share amounts in the financial statements have been adjusted to give retroactive effect to the cancellation of those common shares.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended August 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on December 7, 2012.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Exploration Stage Company

The Company is an exploration stage company as defined by section 915-235-50 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception has been considered as part of the Company's exploration stage activities.

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

Brookfield Resources Inc.

(An Exploration Stage Company)

November 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

_______________________________________________

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets; income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

Brookfield Resources Inc.

(An Exploration Stage Company)

November 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

_______________________________________________

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

Mineral Properties

The Company follows Section 930 of the FASB Accounting Standards Codification for its mineral properties.  Mineral properties and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves.  If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production.  Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value.  General exploration costs and costs to maintain rights and leases, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

The provision for depreciation, depletion and amortization (“DD&A”) of mineral properties will be calculated on a property-by-property basis using the unit-of-production method.  Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all general exploration costs, if any, are being expended.

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Brookfield Resources Inc.

(An Exploration Stage Company)

November 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

_______________________________________________

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

Brookfield Resources Inc.

(An Exploration Stage Company)

November 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

_______________________________________________

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

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop mineral deposits, to expand the capacity of mines or to develop mine areas substantially in advance of production are also capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects, including related property and equipment costs, are charged to mining costs. To determine if these costs are in excess of their recoverable amount, periodic evaluations of the carrying value of capitalized costs and any related property and equipment costs are performed. These evaluations are based upon expected future cash flows and/or estimated salvage value.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Brookfield Resources Inc.

(An Exploration Stage Company)

November 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

_______________________________________________

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended November 30, 2012 or 2011.

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

There were no potentially dilutive common shares outstanding for the interim period ended November 30, 2012 or 2011.

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

Brookfield Resources Inc.

(An Exploration Stage Company)

November 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

_______________________________________________

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

Brookfield Resources Inc.

(An Exploration Stage Company)

November 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

_______________________________________________

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during its exploration stage at November 30, 2012, a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned during the period. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Brookfield Resources Inc.

(An Exploration Stage Company)

November 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

_______________________________________________

Common Stock

On April 27, 2010, the Company issued 840,000,000 common shares to its Chief Executive Officer valued at $150 for compensation upon formation of the Company.

For the period from June 23, 2010 through November 30, 2010, the Company sold 472,528,000 shares of its common stock in a private placement at $0.000089 per share to 40 individuals for $42,190.

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

In September, 2012, the Company authorized the cancellation of 315,176,400 shares owned by various shareholders and returned them to treasury.

On September 27, 2012, the Company issued 298,752,720 common shares for the acquisition of the exploration licenses at $0.000089 per share or $26,674. The price was determined based on the last known private placement memorandum price.

On October 5, 2012, the Company had entered into certain agreements with various shareholders to cancel an aggregate of 858,600,400 shares owned by them.

Capital Contribution

In May 2010, the Company’s former Chief Executive Officer contributed $100 for general working capital to the Company.

During the interim period ended November 30, 2012, the Company’s former Chief Executive Officer contributed $41,115 for general working capital to the Company.

Note 5 - Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Employment Agreement

On September 1, 2010, the Company entered into an employment agreement (“Employment Agreement”) with its then president and chief executive officer (“Employee”), which requires that the Employee to be paid a minimum of $500 per month for three (3) years from date of signing. Either employee or the Company has the right to terminate the Employment Agreement upon thirty (30) days’ notice to the other party.  This agreement was mutually terminated in September 2012.

Brookfield Resources Inc.

(An Exploration Stage Company)

November 30, 2012 and 2011

Notes to the Financial Statements

(Unaudited)

_______________________________________________

Shareholder Advances

Cash shortfall was funded by the Company’s former majority shareholder and Chief Executive Officer, Stephanie Wyss. Cash shortfall in the next 12 months may be funded by the current majority shareholder and Chief Executive Officer; however, there was no agreement between Mr. Sacco and the Company with regard to the future funding of the Company, and Mr. Sacco is not obligated to provide the funding to the Company. In the event of no funding or insufficient funding from Mr. Sacco, the Company may have to scale back or stop its business development.

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

From September 1, 2012 through November 30, 2012, the Company received $42,226 from the majority shareholder.  All advances are due on demand and non-interest bearing.

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

Overview

We were incorporated in the State of Nevada on April 27, 2010 as Movie Trailer Galaxy, Inc. and were based in Studio City, California. Our original business plan was to provide moviegoers with a comprehensive portal to preview the latest movie information.

On September 27, 2012, we entered into an Asset Purchase Agreement for the purchase, transfer and assignment of various exploration licenses from Matteo Sacco, our current CEO, President, CFO, Secretary and director.  The exploration licenses were originally issued to Mr. Sacco from the Nova Scotia Department of Natural Resources.

Upon acquiring the exploration licenses, we discontinued our existing business plan of providing a comprehensive portal to preview the latest movie information.

On November 15, 2012 we changed our name to Brookfield Resources Inc.

Business Strategy and Objectives

We intend to undertake various tests to understand the natural resources that we believe will be found on the land that is covered by the exploration licenses.  The tests include drilling, observation and the retention of mining consultants to analyze the land.

Our Operating Strategy

At such time as we receive positive information regarding the quality and amount of minerals on the land covered by the exploration licenses we will then be able to ascertain how we can explore and mine the minerals.  Additionally, we will have to raise capital to explore, test, mine and transport the minerals, assuming that the quality and amount are of a commercial standard to warrant the exploration and mining of the land.

Competition

We have competition from many companies that are much larger than us.  These companies are much larger than us and have greater resources to mine and explore the minerals that are on the claims that they are mining.

For us to compete we will have to raise additional capital to explore, test, mine and transport the minerals.  There is no assurance we will be able to begin operations.

Revenue

Or ability to generate revenue will be dependent on our ability to raise the necessary capital to test and analyze the claims that we have.  In the event we find minerals of a quality and quantity that will make mining of the materials commercially feasible, we will attempt to sell them in the marketplace using prices that are set on various world markets.

Employees

As of the date hereof, we have no full time employees. Our President and sole officer spends approximately 20 hours per week on Company matters.  We plan to employ more qualified employees in the near future.

Results of Operations For the Quarterly Period Ended November 30, 2012.

Revenues and Cost of Revenues.  We had no revenues or cost of revenues for the period ended November 30, 2012. We are in the formation stage as we acquired our mining claims on September 27, 2012 and no revenue activities have yet begun.

Operating Expenses. For the period ended November 30, 2012 we incurred a total of $48,492 in operating expenses, comprised of Compensation expenses of $500, Professional Fee expenses of $10,245, and General and Administrative expenses of $37,747.  In comparison, for the period ended November 30, 2011 we incurred a total of $8,637 in operating expenses, comprised of Compensation expenses of $1,500, Professional Fee expenses of $7,051, and General and Administrative expenses of $86.  The reason for the decrease in operating expenses was our legal and accounting fees decreased.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $0 at November 30, 2012.

Net Cash Used in Operating Activities.  We had ($68,841) cash used in operating activities for the three months ended November 30, 2012, as compared to ($3,586) cash used in operating activities for the three months ended November 30, 2011. The reason for the decrease in net cash used in operating activities is we have operating expenses and we are unable to generate revenue.

Net Cash Provided By/Used in Investing Activities.  We did not use cash in investing activities for the three months ended November 30, 2012.

Net Cash Provided By Financing Activities.  We generated $68,841 from financing activities for the three months ended November 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of the three months ended November 30, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

There were no changes in our system of internal controls over financial reporting during the three months ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

MOVIE TRAILER GALAXY, INC.

Date: January 17, 2013	By:	/s/ Matteo Sacco
Matteo Sacco, President
(Duly authorized officer, Principal Executive Officer and Principal Financial Officer)