Form 10-Q
period 2013-02-28
Brookfield Resources Inc.
filed 2013-04-22
CIK 1502952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

As of April 16, 2013, there were 437,503,920 shares of Common Stock, par value $0.0001 per share, outstanding.

BROOKFIELD RESOURCES INC.

QUARTERLY REPORT ON FORM 10-Q

February 28, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Brookfield Resources Inc.

(A Development Stage Company)

February 28, 2013 and February 29, 2012

Index to the Financial Statements

Contents	Page(s)

Balance Sheets as February 28, 2013 (Unaudited) and August 31, 2012	F-1

Statements of Operations for the six Months Ended February 28, 2013 and February 29, 2012 and for the Period from September 1, 2012 (Exploration) through February 28, 2013 (Unaudited)	F-2

Statements of Operations for the three months ended February 28, 2013 and February 29, 2012 (Unaudited)	F-3

Statement of Stockholders’ Equity (Deficit) for the Interim Period Ended February 28, 2013 (Unaudited)	F-3

Statements of Cash Flows for the six Months Ended February 28, 2013 and February 29, 2012 and for the Period from September 1, 2012 (Exploration) through February 28, 2013 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5

Brookfield Resources Inc.
(An Exploration Stage Company)
Balance Sheets

	February 28, 2013	August 31, 2012
	(Unaudited)

Assets
Current assets
Cash	$-	$380
Prepaid expenses	-	500

Total current assets	-	880

Other assets
Mineral Resources Claim Rights	26,674	-

Total other assets	26,674	-

Total assets	$26,674	$880

Liabilities and stockholders' deficit
Current liabilities:
Accrued expenses	$3,580	$21,329
Advances from stockholder	42,226	14,500

Total current liabilities	45,806	35,829

Total Liabilities	45,806	35,829

Stockholders' deficit

Preferred stock: $0.0001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value: 900,000,000 shares authorized;
437,503,920 and 138,751,200 shares issued and outstanding, respectively	43,750	13,875
Additional paid-in capital	66,479	28,565
Accumulated deficit	(77,389)	(77,389)
Deficit accumulated during the exploration stage	(51,972)	-

Total stockholders' deficit	(19,132)	(34,949)

Total liabilities and stockholders' deficit	$26,674	$880

See accompanying notes to the financial statements

Brookfield Resources Inc.
(Formerly Movie Trailer Galaxy, Inc.)
(An Exploration Stage Company)
Statements of Operations

					For the Period from
	For the Three Months	For the Three Months	For the Six Months	For the Six Months	September 1, 2012
	Ended	Ended	Ended	Ended	(Exploration) through
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012	February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the exploration stage	$-	$-	$-	$-	$-

Operating expenses
Compensation	-	-	500	-	500
Professional fees	3,480	-	13,725	-	13,725
General and administrative expenses	3,480	-	37,747	-	37,747

Total operating expenses	(3,480)	-	51,972	-	51,972

Loss from continuing operations before income tax provision	(3,480)	-	(51,972)	-	(51,972)

Income tax provision	-	-	-	-	-

Net loss from continuing operations	(3,480)	-	(51,972)	-	(51,972)

Discontinued operations

Loss from operations of discontinued operations, net of tax	-	(7,304)	-	(15,941)	-

Loss from discontinued operations, net of tax	-	(7,304)	-	(15,941)	-

Net loss	$(3,480)	$(7,304)	$(51,972)	$(15,941)	$(51,972)

Net loss per common share:
- Basic and diluted
Continuing operations	$(0.00)	$-	$(0.00)	$-	(0.00)
Discontinued operations	-	(0.00)	-	(0.00)	-
	$(0.00)	$(0.00)	$(0.00)	$(0.00)	(0.00)

Weighted average common shares outstanding
- basic and diluted	437,503,920	138,751,200	392,930,014	138,751,200	392,930,014

See accompanying notes to the financial statements

Brookfield Resources Inc.
(Formerly Movie Trailer Galaxy, Inc.)
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Interim Period ended February 28, 2013
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

See accompanying notes to the financial statements

Brookfield Resources Inc.
(Formerly Movie Trailer Galaxy, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows

			For the Period from
	For the Six Months	For the Six Months	September 1, 2012
	Ended	Ended	(Exploration) through
	February 28, 2013	February 29, 2012	February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(51,972)	$(15,941)	$(51,972)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses	(17,749)	8,404	(17,749)
Prepaid expenses	500	-	500

Net cash used in operating activities	(69,221)	(7,537)	(69,221)

Cash flows from financing activities:
Proceeds from shareholder advances	42,226	5,500	42,226
Capital contribution	26,615	-	26,615

Net cash provided by financing activities	68,841	5,500	68,841

Net change in cash	(380)	(2,037)	(380)

Cash, beginning of period	380	2,083	380

Cash, end of period	$-	$46	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Non-cash financing and investing transactions:

Common share issued for mineral resources claim rights	$26,674	$-	$26,674
Advances from former stockholder contributed to capital	$14,500	$-	$14,500

See accompanying notes to the financial statements

Brookfield Resources Inc.

 (An Exploration Stage Company)

February 28, 2013 and February 29, 2012

Notes to the Financial Statements

(Unaudited)

_______________________________________________________________________

Note 1 - Organization and Operations

Brookfield Resources Inc. (formerly Movie Trailer Galaxy, Inc.)

Brookfield Resources Inc., formerly Movie Trailer Galaxy, Inc., an exploration stage company, (the “Company”) was incorporated on April 27, 2010 under the laws of the State of Nevada. The Company planned to provide information for movie lovers and access to related products since inception through September 27, 2012. On September 27, 2012, the Company entered into an Asset Purchase Agreement for the purchase, transfer and assignment of various exploration licenses from Matteo Sacco to the Company.

Discontinued Operations

Effective September 27, 2012, the Company changed its business strategy to the exploitation of mineral mining rights and discontinued the operation of its existing business plan of providing a comprehensive portal to preview the latest movie information. Therefore, as of September 27, 2012, the results of the operations of providing a comprehensive portal to preview the latest movie information have been classified as discontinued operations for all periods presented.

Change in Control

On September 11, 2012, a Stock Purchase Agreement (the “SPA”) was entered into by and among Movie Trailer Galaxy, Inc. (“Movie Trailer” or the “Company”), Stephanie Wyss, (the “Seller”), and Robert Toon (the “Purchaser” and together with the Company and the Seller, the “Parties”). Pursuant to the SPA, the Purchaser purchased an aggregate of 840,000,000 shares of common stock of the Company (64% of the outstanding shares) from the Seller for an aggregate purchase price of $25,000.

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

Brookfield Resources Inc.

(An Exploration Stage Company)

February 28, 2013 and February 29, 2012

Notes to the Financial Statements

(Unaudited)

_______________________________________________________________________

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

Brookfield Resources Inc.

(An Exploration Stage Company)

February 28, 2013 and February 29, 2012

Notes to the Financial Statements

(Unaudited)

_______________________________________________________________________

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

Brookfield Resources Inc.

(An Exploration Stage Company)

February 28, 2013 and February 29, 2012

Notes to the Financial Statements

(Unaudited)

_______________________________________________________________________

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

Brookfield Resources Inc.

(An Exploration Stage Company)

February 28, 2013 and February 29, 2012

Notes to the Financial Statements

(Unaudited)

_______________________________________________________________________

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

Brookfield Resources Inc.

(An Exploration Stage Company)

February 28, 2013 and February 29, 2012

Notes to the Financial Statements

(Unaudited)

_______________________________________________________________________

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

Brookfield Resources Inc.

(An Exploration Stage Company)

February 28, 2013 and February 29, 2012

Notes to the Financial Statements

(Unaudited)

_______________________________________________________________________

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

Brookfield Resources Inc.

(An Exploration Stage Company)

February 28, 2013 and February 29, 2012

Notes to the Financial Statements

(Unaudited)

_______________________________________________________________________

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended February 28, 2013 or February 29, 2012.

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

There were no potentially dilutive common shares outstanding for the interim period ended February 28, 2013 or February 29, 2012.

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

Brookfield Resources Inc.

(An Exploration Stage Company)

February 28, 2013 and February 29, 2012

Notes to the Financial Statements

(Unaudited)

_______________________________________________________________________

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

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

Brookfield Resources Inc.

(An Exploration Stage Company)

February 28, 2013 and February 29, 2012

Notes to the Financial Statements

(Unaudited)

_______________________________________________________________________

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during its exploration stage at February 28, 2013, a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned during the period. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Brookfield Resources Inc.

(An Exploration Stage Company)

February 28, 2013 and February 29, 2012

Notes to the Financial Statements

(Unaudited)

_______________________________________________________________________

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

Brookfield Resources Inc.

(An Exploration Stage Company)

February 28, 2013 and February 29, 2012

Notes to the Financial Statements

(Unaudited)

_______________________________________________________________________

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

From September 1, 2012 through February 28, 2013, the Company received $42,226 from the majority shareholder.  All advances are due on demand and non-interest bearing.

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

Results of Operations For the Quarterly Period Ended February 28, 2013.

Revenues and Cost of Revenues.  We had no revenues or cost of revenues for the period ended February 28, 2013. We are in the formation stage as we acquired our mining claims on September 27, 2012 and no revenue activities have yet begun.

Operating Expenses. For the period ended February 28, 2013 we incurred a total of $51,972 in operating expenses, comprised of Compensation expenses of $500, Professional Fee expenses of $13,725, and General and Administrative expenses of $37,747.  In comparison, for the period ended February 29, 2012 we incurred a total of $0 in operating expenses, comprised of Compensation expenses of $0, Professional Fee expenses of $0, and General and Administrative expenses of $0.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $0 at February 28, 2013.

Net Cash Used in Operating Activities.  We had ($69,221) cash used in operating activities for the six months ended February 28, 2013, as compared to ($7,537) cash used in operating activities for the six months ended February 29, 2012. The reason for the decrease in net cash used in operating activities is we have operating expenses and we are unable to generate revenue.

Net Cash Provided By/Used in Investing Activities.  No cash was provided by or used in investing activities for the six months ended February 28, 2013 or the six months ended February 29, 2012.

Net Cash Provided By Financing Activities.  We generated $68,841 from financing activities for the six months ended February 28, 2013 and $5,500 for the six months ended February 29, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective, as of the six months ended February 28, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

There were no changes in our system of internal controls over financial reporting during the six months ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BROOKFIELD RESOURCES INC.

Date: April 22, 2013	By:	/s/ Matteo Sacco
Matteo Sacco, President
(Duly authorized officer, Principal Executive Officer and Principal Financial Officer)