Form 10-Q
period 2013-05-31
Brookfield Resources Inc.
filed 2013-07-12
CIK 1502952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

As of July 1, 2013, there were 437,503,920 shares of Common Stock, par value $0.0001 per share, outstanding.

BROOKFIELD RESOURCES INC.

QUARTERLY REPORT ON FORM 10-Q

May 31, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Brookfield Resources Inc.

(A Development Stage Company)

May 31, 2013 and May 31, 2012

Index to the Financial Statements

Contents	Page(s)

Balance Sheets as May 31, 2013 (Unaudited) and August 31, 2012	F-1

Statements of Operations for the three and nine Months Ended May 31, 2013 and May 31, 2012, and for the Period from September 1, 2012 (Exploration) through May 31, 2013 (Unaudited)	F-2

Statement of Stockholders’ Equity (Deficit) for the Interim Period Ended May 31, 2013 (Unaudited)	F-3

Statements of Cash Flows for the nine Months Ended May 31, 2013 and May 31, 2012 and for the Period from September 1, 2012 (Exploration) through May 31, 2013 (Unaudited)	F-4

Notes to the Financial Statements (Unaudited)	F-5

Brookfield Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	May 31, 2013	August 31, 2012
	(Unaudited)

Assets
Current assets
Cash	$-	$380
Prepaid expenses	-	500

Total current assets	-	880

Total assets	$-	$880

Liabilities and stockholders' deficit
Current liabilities:
Accrued expenses	$2,695	$21,329
Advances from stockholder	25,581	14,500
Convertible notes payable	20,500	-

Total current liabilities	48,776	35,829

Total Liabilities	48,776	35,829

Stockholders' deficit

Preferred stock: $0.0001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value: 900,000,000 shares authorized;
437,503,920 and 138,751,200 shares issued and outstanding, respectively	43,750	13,875
Additional paid-in capital	86,979	28,565
Accumulated deficit	(77,389)	(77,389)
Deficit accumulated during the exploration stage	(102,116)	-

Total stockholders' deficit	(48,776)	(34,949)

Total liabilities and stockholders' deficit	$-	$880

See accompanying notes to the financial statements.

Brookfield Resources, Inc.
(An Exploration Stage Company)
Statements of Operations

					For the Period from
	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	September 1, 2012
	Ended	Ended	Ended	Ended	(Exploration) through
	May 31, 2013	May 31, 2012	May 31, 2013	May 31, 2012	May 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the exploration stage	$-	$-	$-	$-	$-

Operating expenses
Compensation	-	-	500	-	500
Professional fees	2,775	-	16,500	-	16,500
General and administrative expenses	-	-	37,747	-	37,747

Total operating expenses	2,775	-	54,747	-	54,747

LOSS FROM OPERATIONS	(2,775)	-	(54,747)	-	(54,747)

OTHER (INCOME) EXPENSES
Amortization of beneficial conversion	20,500	-	20,500	-	20,500
Write off of mineral resources claim rights	26,674	-	26,674	-	26,674
Interest expense	195	-	195	-	195

Total other (income) expenses	47,369		47,369	-	47,369

Loss from continuing operations before income tax provision	(50,144)	-	(102,116)	-	(102,116)

Income tax provision	~	~	~	~	~

Net loss from continuing operations	(50,144)	-	(102,116)	-	(102,116)

Discontinued operations
Loss from operations of discontinued operations, net of tax	-	(4,356)	-	(20,297)	-

Loss from discontinued operations, net of tax	-	(4,356)	-	(20,297)	-

Net loss	$(50,144)	$(4,356)	$(102,116)	$(20,297)	$(102,116)

Net loss per common share:
- Basic and diluted
Continuing operations	$(0.00)	$-	$(0.00)	$-
Discontinued operations	-	(0.00)	-	(0.00)
	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding
- basic and diluted	437,503,920	138,751,200	407,957,276	138,751,200

See accompanying notes to the financial statements

Brookfield Resources, Inc.
(An Exploration Stage Company)
Statement of Stockholders' Equity (Deficit)
For the Interim Period ended May 31, 2013
(Unaudited)

					Deficit
	Common Stock, $0.0001 Par Value				Accumulated	Total
	Number of		Additional	Accumulated	during the	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Exploration Stage	Equity (Deficit)

Balance, April 27, 2010 (inception)	1,500,000	$150	$-	$-	$-	$150

Contribution to capital		-	100	-	-	100

Shares issued for cash from June 23, 2010
through August 31, 2010 at $0.05 per share	843,800	84	42,106	-	-	42,190

Effect of forward stock split net of cancellations	136,407,400	13,641	(13,641)	-	-	-

Net loss				(544)		(544)

Balance, August 31, 2010	138,751,200	13,875	28,565	(544)		41,896

Net loss				(49,281)		(49,281)

Balance, August 31, 2011	138,751,200	13,875	28,565	(49,825)	-	(7,385)

Net loss				(27,564)		(27,564)

Balance, August 31, 2012	138,751,200	13,875	28,565	(77,389)	-	(34,949)

Contribution to capital			41,115			41,115

Shares issued for acquisition of mineral claim rights on
September 27, 2012 at $0.000089 per share	298,752,720	29,875	(3,201)			26,674

Beneficial conversion feature on convertible notes			20,500			20,500

Net loss					(102,116)	(102,116)

Balance, May 31, 2013	437,503,920	$43,750	$86,979	$(77,389)	$(102,116)	$(48,776)

See accompanying notes to the financial statements

Brookfield Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

			For the Period from
	For the Nine Months	For the Nine Months	September 1, 2012
	Ended	Ended	(Exploration) through
	May 31, 2013	May 31, 2012	May 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(102,116)	$(20,297)	$(102,116)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion	20,500	-	20,500
Write off of mineral resources claim rights	26,674	-	26,674
Changes in operating assets and liabilities:
Accrued expenses	(18,634)	8,601	(18,634)
Prepaid expenses	500	-	500

Net cash used in operating activities	(73,076)	(11,696)	(73,076)

Cash flows from investing activities:
Mineral Resources Claim Rights	-	-	-

Net cash provided by investing activities	-	-	-

Cash flows from financing activities:
Proceeds (repayments) of shareholder advances	46,081	11,500	46,081
Capital contribution	26,615	-	26,615

Net cash provided by financing activities	72,696	11,500	72,696

Net change in cash	(380)	(196)	(380)

Cash, beginning of period	380	2,083	380

Cash, end of period	$-	$1,887	$-

Supplemental disclosure of cash flows information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

Non-cash financing and investing transactions:
Common share issued for mineral resources claim rights	$26,674	$-	$26,674
Advances from former stockholder contributed to capital	$14,500	$-	$14,500
Advances from former stockholder converted to convertible notes	20,500	$-	$20,500

See accompanying notes to the financial statements

Brookfield Resources Inc.

(An Exploration Stage Company)

May 31, 2013 and May 31, 2012

Notes to the Financial Statements

(Unaudited)

_____________________________________________________________________________________

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

On April 23, 2013 the Company transferred the exploration licenses that it originally acquired from Mr. Matteo Sacco on September 27, 2012 to Mr. Matteo Sacco in order to settle any and all claims, if any, that the parties had with each other.

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

Brookfield Resources Inc.

(An Exploration Stage Company)

May 31, 2013 and May 31, 2012

Notes to the Financial Statements

(Unaudited)

_____________________________________________________________________________________

On April 20, 2013, a Common Stock Purchase Agreement between Matteo Sacco (“Seller”) and Peter DiMurro and Kamal Sharma (“Purchasers”) was entered into for the sale and purchase by Peter DiMurro and Kamal Sharma of Two Hundred Ninety Eight Million, Seven Hundred Fifty Two Thousand, Seven Hundred and Twenty (298,752,720) shares of Common Stock, par value $0.0001, of Brookfield Resources Inc. (“Registrant”), representing approximately 68.3% of the Registrant’s issued and outstanding common shares.   The shares to be sold represent all of the Seller’s interest in and to any securities of Registrant.  The sale of the shares was completed on April 20, 2013.

Effective April 19, 2013, by a Written Consent of the Majority Shareholder, Matteo Sacco owner of 68.3% of the outstanding voting stock, approved the removal of Robert S. Roon as a director of the Company.  Robert Roon’s removal as director was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, nor was he removed for cause.

Effective April 19, 2013, the Company appointed Peter DiMurro and Kamal Sharma to fill two vacancies on the board of directors.

Effective April 20, 2013, Matteo Sacco resigned as the Company’s Secretary, Treasurer and Director.  Peter DiMurro was appointed as the Company’s Secretary and Kamal Sharma was appointed as the Company’s Treasurer.

Effective April 22, 2013, Matteo Sacco resigned as the Company’s Chief Executive Officer, President and Chief Financial Officer.  Peter DiMurro was appointed as the Company’s Chief Executive Officer, President and Chief Financial Officer.  Matteo Sacco’s resignation as both an officer and director was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Brookfield Resources Inc.

(An Exploration Stage Company)

May 31, 2013 and May 31, 2012

Notes to the Financial Statements

(Unaudited)

_____________________________________________________________________________________

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

Brookfield Resources Inc.

(An Exploration Stage Company)

May 31, 2013 and May 31, 2012

Notes to the Financial Statements

(Unaudited)

_____________________________________________________________________________________

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly.

Actual results could differ from those estimates.

Impairment of long-lived assets

Our long-lived assets, which include mineral rights, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

We assess the recoverability of our long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

Discount on convertible notes payable

We allocate the proceeds received from convertible notes between convertible notes payable and warrants, if applicable. If the effective conversion price is lower than the market price at the date of issuance, a beneficial conversion feature is recorded as an additional discount to the convertible note payable. The beneficial conversion feature discount is amortized using the effective interest method over the life of the debt instrument.  The amortization is recorded as interest expense on the statements of operations.

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

Brookfield Resources Inc.

(An Exploration Stage Company)

May 31, 2013 and May 31, 2012

Notes to the Financial Statements

(Unaudited)

_____________________________________________________________________________________

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

Brookfield Resources Inc.

(An Exploration Stage Company)

May 31, 2013 and May 31, 2012

Notes to the Financial Statements

(Unaudited)

_____________________________________________________________________________________

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

Brookfield Resources Inc.

(An Exploration Stage Company)

May 31, 2013 and May 31, 2012

Notes to the Financial Statements

(Unaudited)

_____________________________________________________________________________________

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

Brookfield Resources Inc.

(An Exploration Stage Company)

May 31, 2013 and May 31, 2012

Notes to the Financial Statements

(Unaudited)

_____________________________________________________________________________________

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended May 31, 2013 or 2012.

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

Brookfield Resources Inc.

(An Exploration Stage Company)

May 31, 2013 and May 31, 2012

Notes to the Financial Statements

(Unaudited)

_____________________________________________________________________________________

There were no potentially dilutive common shares outstanding for the interim period ended May 31, 2013 or 2012.

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

Brookfield Resources Inc.

(An Exploration Stage Company)

May 31, 2013 and May 31, 2012

Notes to the Financial Statements

(Unaudited)

_____________________________________________________________________________________

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

As reflected in the accompanying financial statements, the Company had a deficit accumulated during its exploration stage at May 31, 2013, a net loss and net cash used in operating activities for the interim period then ended, respectively, with no revenues earned during the period. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Brookfield Resources Inc.

(An Exploration Stage Company)

May 31, 2013 and May 31, 2012

Notes to the Financial Statements

(Unaudited)

_____________________________________________________________________________________

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

Brookfield Resources Inc.

(An Exploration Stage Company)

May 31, 2013 and May 31, 2012

Notes to the Financial Statements

(Unaudited)

_____________________________________________________________________________________

On April 20, 2013, in a private transaction, 298,752,720 shares of common stock, which represented 68.3% of the issued and outstanding shares of common stock, were sold to Peter DiMurro and Kamal Sharma for the total price of $60,000.  This resulted in a change in control of the Company.  In connection with this transaction, also on April 20 2012, Matteo Sacco resigned from his position as Chief Executive Officer of the Company and Peter DiMurro was appointed as the new President as well as Chief Executive Officer and Secretary of the Company and Kamal Sharma was appointed as the Treasurer of the Company.

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

From September 1, 2012 through February 28, 2013, the Company received $42,226 from the majority shareholder.  All advances are due on demand and non-interest bearing. On March 1, 2013, $20,500 from shareholder advances was re-assigned as convertible promissory notes to a third-party individual.

Brookfield Resources Inc.

(An Exploration Stage Company)

May 31, 2013 and May 31, 2012

Notes to the Financial Statements

(Unaudited)

_____________________________________________________________________________________

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

On September 27, 2012, we entered into an Asset Purchase Agreement for the purchase, transfer and assignment of various exploration licenses from Matteo Sacco.  The exploration licenses were originally issued to Mr. Sacco from the Nova Scotia Department of Natural Resources.

Upon acquiring the exploration licenses, we discontinued our existing business plan of providing a comprehensive portal to preview the latest movie information.

On November 15, 2012 we changed our name to Brookfield Resources Inc.

On April 20, 2013, Mr. Sacco sold all of his 298,752,720 shares of the Company’s common stock to Peter DiMurro and Kamal Sharma.

The Company transferred back to Matteo Sacco the exploration licenses that he had originally transferred to the Company on September 27, 2012.

Business Strategy and Objectives

We do not have any business at this time and we are looking to acquire another business or we may start a business in the future.

Our Operating Strategy

We have begun to seek, review and analyze business opportunities. Principally these opportunities are from companies that may want to become publically traded by transferring their business to our Company in return for majority control of our Company.

Employees

As of the date hereof, we have no full time employees. Our President and Treasurer spend a few hours each week on Company matters.

Results of Operations For the Quarterly Period Ended May 30, 2013.

Revenues and Cost of Revenues.  We had no revenues or cost of revenues for the period ended May 31, 2013. We are in the formation stage as we acquired our mining claims on September 27, 2012 and no revenue activities began this quarter.

Operating Expenses. For the period ended May 31, 2013 we incurred a total of $54,747 in operating expenses, comprised of Compensation expenses of $500, Professional Fee expenses of $16,500, and General and Administrative expenses of $37,747.  In comparison, for the period ended May 31, 2012 we incurred a total of $26,283 in operating expenses, comprised of Compensation expenses of $500, Professional Fee expenses of $24,552, and General and Administrative expenses of $231.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $0 at May 31, 2013.

Net Cash Used in Operating Activities.  We had ($) cash used in operating activities for the nine months ended May 31, 2013, as compared to ($11,696) cash used in operating activities for the six months ended May 31, 2012. The reason for the decrease in net cash used in operating activities is we have operating expenses and we are unable to generate revenue.

Net Cash Provided By/Used in Investing Activities.  No cash was provided by or used in investing activities for the nine months ended May 31, 2013 or the nine months ended May 31, 2012.

Net Cash Provided By Financing Activities.  We generated $68,841 from financing activities for the nine months ended February 28, 2013 and $11,500 for the six months ended May 31, 2012.

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles - Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

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

BROOKFIELD RESOURCES INC.

Date: July 12, 2013	By:	/s/ Peter DiMurro
Peter DiMurro, President
(Duly authorized officer, Principal Executive Officer and Principal Financial Officer)