Form 10-K
period 2013-08-31
BROADCAST LIVE DIGITAL CORP.
filed 2013-12-16
CIK 1502952

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.: 333-169970

BROADCAST LIVE DIGITAL CORP.

(Exact name of Registrant as specified in its charter)

Nevada	32-0309203
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

5045 Orbitor Drive, Building 10, Suite 200

Mississauga, Ontario, Canada L4W 4Y4

 (Address of principal executive offices)

(877) 216-9586

(Registrant’s telephone number, including area code)

Brookfield Resources, Inc.

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

Large accelerated filer [  ]      Accelerated filer [  ]       Non-accelerated filer [  ]      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [X]  No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $1,380,000 as of March 29, 2013.

As of November 25, 2013 the registrant had 437,503,920 shares of its common stock outstanding

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Broadcast Live Digital Corp.  “SEC” refers to the Securities and Exchange Commission.

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

On November 15, 2012 we changed our name to Brookfield Resources Inc. subsequently then changing our name to Broadcast Live Digital Corp. on July 3, 2013.

On April 20, 2013, Mr. Sacco sold all of his 298,752,720 shares of the Company’s common stock to Peter DiMurro and Kamal Sharma and the Company transferred back to Matteo Sacco the exploration licenses that he had originally transferred to the Company on September 27, 2012.

At this time we are a shell company.

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

On June 17, 2013, we entered into a binding letter of intent (“LOI”) with Tech 9, Inc. (“Tech 9”).  Tech 9 is located in Mississauga, Ontario, Canada and is engaged in the business of selling advertising on video monitors that are placed in retail businesses.

The LOI is subject to many terms and conditions including but not limited to:

1.

Due diligence on Tech 9;

2.

Audited financial statements of Tech 9 for the two most recent fiscal years;

3.

Entering into a definitive agreement; and

4.

Filing of an 8-K within 4 days of the closing of the acquisition.

Tech 9 is a company that is principally owned by one of our directors, Robert J. Oswald.  Mr. Oswald was appointed to our board of directors on October 30, 2013.

We believe that this acquisition will be completed prior to December 31, 2013 but we can give no assurance that the acquisition will be completed as there are many conditions that must still be completed.

Employees

As of November 25, 2013, we have no full time employees. Our President and Treasurer spend a few hours each week on Company matters..

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

On October 19, 2012, the SEC requested that we prepare an analysis regarding the acquisition of various exploration licenses as having triggered a change in shell company status.  They asked us to amend the 8-K report we filed on October 1, 2012 to include the Form 10 information required by Item 5.01(a)(8) of Form 8-K or the information required by items 2.01 and 9.01 of Form 8-K.  We filed an 8-K on April 23, 2013 in which we disclosed the return of the exploration licenses to Mr. Sacco.  Mr. Sacco also resigned as a director of the Company and transferred his shares to our current officers.

Item 2.  Properties.

Our principal executive offices are located at 5045 Orbitor Drive, Building 10, Suite 200, Mississauga, Ontario, Canada L4W 4Y4.

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

Item 4.  Mine safety disclosure.

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced quotation on the NASDAQ OTC Bulletin Board under the trading symbol “MOTG” on January 25, 2011. The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.    On approximately November 16, 2012, our trading symbol was changed to BLFD.  During the past eleven months the stock has been very illiquid and rarely trades.  It most recently traded on November 22, 2013 at $.01 per share.

Holders

As of November 25, 2013 we had approximately 10 record holders of our common stock, holding 437,503,920 shares of our common stock.

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

Cancellation of Common Shares

In September, 2012, shareholders authorized the cancellation of 315,176,400 shares which were returned to treasury.

On October 5, 2012, shareholders authorized the cancellation of 858,600,400 shares which were returned to treasury.

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

2013

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

Overview

Plan of Operations

We have begun to see, review and analyze business opportunities.  Principally these opportunities are from companies that may want to become publically traded by transferring their business to our Company in return for majority control of our Company.

On June 17, 2013 we entered into a binding letter of intent (“LOI”) with Tech 9, Inc. (“Tech 9”).  Tech 9 is located in Mississauga, Ontario, Canada and is engaged in the business of selling advertising on video monitors that are placed in retail businesses.

The LOI is subject to many terms and conditions including but not limited to:

1.

Due diligence on Tech 9;

2.

Audited financial statements of Tech 9 for the two most recent fiscal years;

3.

Entering into a definitive agreement; and

4.

Filing of an 8-K within 4 days of the closing of the acquisition.

Tech 9 is a company that is principally owned by one of our directors, Robert J. Oswald.  Mr. Oswald was appointed to our board of directors on October 30, 2013.

We believe that this acquisition will be completed prior to December 31, 2013 but we can give no assurance that the acquisition will be completed as there are many conditions that must still be completed.

Results of Operations

For year ended August 31, 2013, we sustained a net operating loss of $159,345 as compared to a loss of $27,564 for the same twelve month period ended August 31, 2012.  We had no revenue in the years ended August 31, 2013 and 2012.

Liquidity

For the fiscal year ended August 31, 2013, we raised $0 in new equity.  In order to establish operations in our new fiscal year and beyond, additional capital will be required.  In that regard, it is management’s intent to continue fund raising efforts to generate the capital required to review and analyze business opportunities, establish operations and acquire another company or commence a new business opportunity.

There were no investing activities for the years ended August 31, 2013 and 2012.

Critical Accounting Policies

None.

Recently Issued Accounting Pronouncements

In July of 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The standard is effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. The adoption of this new standard is not expected to have a material impact on the financial condition or result of operation.

In August of 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.

The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In October of 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a significant impact on our financial position or results of operations.

In February of 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring new disclosures regarding reclassification adjustments from accumulated other comprehensive income (“AOCI”). ASU 2013-02 requires disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes. For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amounts is required. The standard is effective for fiscal years beginning after December 15, 2012. The Company does not believe that the adoption of this guidance will have a material impact on the Company's financial statements.

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

Item 8.  Financial Statements And Supplementary Data

BROADCAST LIVE DIGITAL CORP.

(Formerly Brookfield Resources Inc.)

August 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Schwartz Levitsky Feldman LLP

CHARTERED ACCOUNTANTS

LICENSED PUBLIC ACCOUNTANTS

TORONTO * MONTREAL

To the Board of Directors and Stockholders of

Broadcast Live Digital Corp. (formerly Brookfield Resources Inc.)

We have audited the accompanying balance sheet of Broadcast Live Digital Corp. (formerly Brookfield Resources Inc.) as at August 31, 2013 and the related statements of operations and comprehensive loss, cash flows and stockholders’ deficiency for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Accordingly, we express no such opinion.

An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Broadcast Live Digital Corp. (formerly Brookfield Resources Inc.) as at August 31, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is a shell company with no business operations, has a net loss and comprehensive loss of $159,345 during the year ended August 31, 2013, and as of that date its current liabilities exceed its current assets by $106,005 that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 10. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The financial statements of Broadcast Live Digital Corp. (formerly Brookfield Resources Inc.) as of August 31, 2012 were audited by another firm of Registered Public Accountants  whose report dated December 7, 2012 expressed an opinion without qualification on those financial statements.

Toronto, Ontario, Canada	Chartered Accountants
December 10, 2013	Licensed Public Accountants

Broadcast Live Digital Corp.

(Formerly Brookfield Resources, Inc.)

Balance Sheets

As at August 31, 2013 and 2012

 (Amounts expressed in US Dollars)

	August 31, 2013	August 31, 2012

Assets
Current assets
Cash	$-	$380
Prepaid expenses	-	500

Total current assets	-	880

Total assets	$-	$880

Liabilities
Current liabilities:
Accrued expenses	$62,679	$21,329
Advances from stockholder (Note 5)	22,826	14,500
Convertible notes payable (Note 5 and 6)	20,500	-

Total current liabilities	106,005	35,829

Total Liabilities	106,005	35,829

GOING CONCERN (Note 2)
RELATED PARTY TRANSACTIONS (Note 8)
COMMITMENT (Note 10)
SUBSEQUENT EVENTS (Note 11)

Stockholders' Deficiency

Preferred stock: $0.0001 par value: 10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock: $0.0001 par value: 900,000,000 shares authorized;
437,503,920 and 138,751,200 (2012) shares issued and outstanding	43,750	13,875
Additional paid-in capital	86,979	28,565
Accumulated deficit	(236,734)	(77,389)

Total stockholders' deficiency	(106,005)	(34,949)

Total liabilities and stockholders' deficiency	$-	$880

The accompanying notes are an integral part of these financial statements.

Broadcast Live Digital Corp.

(Formerly Brookfield Resources, Inc.)

Statements of Operations and Comprehensive Loss

For the years ended August 31, 2013 and 2012

(Amounts expressed in US Dollars)

	2013	2012

Revenues	$-	$-

Operating expenses
Compensation	500	6,000
Professional fees	69,806	20,097
General and administrative expenses	41,231	1,467

	111,537	27,564

LOSS FROM OPERATIONS	(111,537)	(27,564)

OTHER EXPENSES
Amortization of beneficial conversion (Note 6)	20,500	-
Disposal of mineral rights in settlement (Note 4)	26,674	-
Interest expense (Note 6)	634	-

	47,808	-

NET LOSS	(159,345)	(27,564)

Income tax provision	-	-

NET LOSS AND COMPREHENSIVE LOSS	$(159,345)	$(27,564)

Net loss per common share:
- Basic and diluted	$(0.0004)	$(0.0002)

Weighted average common shares outstanding
- basic and diluted	415,396,219	138,751,200

The accompanying notes are an integral part of these financial statements.

Broadcast Live Digital Corp.

(Formerly Brookfield Resources, Inc.)

Statements of Stockholders' Deficiency

For the years ended August 31, 2013 and 2012

(Amount expressed in US Dollars)

		Common Stock				Total
		Number of		Additional	Accumulated	Stockholders'
		Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)

Balance, August 31, 2011		138,751,200	13,875	28,565	(49,825)	(7,385)

Net loss					(27,564)	(27,564)

Balance, August 31, 2012	*	138,751,200	13,875	28,565	(77,389)	(34,949)

Contribution to capital (Note 7)				41,115		41,115

Shares issued for acquisition of mineral rights (Note 4)		298,752,720	29,875	(3,201)		26,674

Beneficial Conversion of convertible note (Note 6)				20,500	-	20,500

Net loss					(159,345)	(159,345)

Balance, August 31, 2013		437,503,920	$43,750	$86,979	$(236,734)	$(106,005)

* Includes the five hundred and sixty-for-one (560:1) forward stock split which was effective September 17, 2012 net of cancellations.

The accompanying notes are an integral part of these financial statements.

Broadcast Live Digital Corp.

(Formerly Brookfield Resources, Inc.)

Statements of Cash Flows

For the years ended August 31, 2013 and 2012

(Amounts expressed in US Dollars)

	2013	2012

Cash flows from operating activities:
Net loss	$(159,345)	$(27,564)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of beneficial conversion (Note 6)	20,500	-
Disposal of mineral rights in settlement (Note 4)	26,674	-
Changes in working capital items:
Accrued expenses	41,350	11,861
Prepaid expenses	500	(500)

Net cash used in operating activities	(70,321)	(16,203)

Cash flows from financing activities
Advance from shareholders	8,326	14,500
Capital contribution (Note 7)	41,115	-
Convertible note payable (Note 6)	20,500	-

Net cash provided by financing activities	69,941	14,500

Net change in cash	(380)	(1,703)

Cash, beginning of year	380	2,083

Cash, end of year	$-	$380

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

Non-cash financing and investing transactions:
Common share issued for acquisition of mineral rights	$26,674	$-

Advances from shareholder being re-assigned as
convertible promissory notes	$20,500	$-

The accompanying notes are an integral part of these financial statements.

Broadcast Live Digital Corp. (Formerly Brookfield Resources Inc.) Notes to the Financial Statements For the years ended August 31, 2013 and 2012 (Amounts expressed in US Dollars)

Note 1 - Organization and Operations

Broadcast Live Digital Corp., (formerly “Brookfield Resources Inc.”, or the “Company”) was incorporated on April 27, 2010 under the laws of the State of Nevada. The Company planned to provide information for movie lovers and access to related products since inception through September 27, 2012.

The Company was a development stage company until September 27, 2012. Effective September 27, 2012, the Company exited the development stage activities and is now a shell company with no business activities.

On September 17, 2012, effective October 2, 2012, the Company filed a Certificate of Amendment of Certificate of Incorporation and effectuated a forward split of all issued and outstanding shares of common stock, at a ratio of five hundred and sixty-for-one (560:1) (the "Stock Split").

On September 26, 2012, effective November 15, 2012, the Company filed a Certificate of Amendment of Certificate of Incorporation and (i) changed its name to Brookfield Resources Inc. ("Brookfield Resources"); and (ii) changed its total number of common shares which the Company is authorized to issue from Two Hundred and Eighty Billion (280,000,000,000) shares, par value $0.0001 per share, to Nine Hundred Million (900,000,000) shares, par value $0.0001 per share.

On July 3, 2013, effective July 29, 2013, the Company filed a Certificate of Amendment of Certificate of Incorporation and changed its name from Brookfield Resources Inc. to Broadcast Live Digital Corp.

All references to common shares and per common share amounts have been retroactively adjusted to reflect the five hundred and sixty-for-one (560:1) forward stock split which was effective September 17, 2012, unless otherwise noted. (See Note 7)

Note 2 - Going Concern

The Company's financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) and are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $236,734 at August 31, 2013, a net loss and net cash used in operating activities for the year then ended, with no revenues earned during the period. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Broadcast Live Digital Corp. (Formerly Brookfield Resources Inc.) Notes to the Financial Statements For the years ended August 31, 2013 and 2012 (Amounts expressed in US Dollars)

Note 3 - Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and their basis of application is consistent with that of the previous year. Outlined below are the significant accounting policies:

a)  Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include accruals for liabilities, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets and the calculation of the beneficial conversion feature for the convertible notes.

b)  Mineral properties

Mineral property acquisition costs are initially capitalized in accordance with Accounting Standards Codification (”ASC”) 805-20-55-37, previously referenced as the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force ("EITF") Issue 04-2. The Company assesses the carrying costs for impairment under ASC 360. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized.

c)  Convertible Notes Payable

The Company accounts for conversion options embedded in convertible notes under the guidance of the FASB Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments. ASC 815 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional, as defined by ASC 815-40.

The Company accounts for convertible notes deemed conventional and conversion options embedded in non-conventional convertible notes which qualify as equity under ASC 815, in accordance with the provisions of ASC 470-20, Debt with Conversion and Other Options, which provides guidance on accounting for convertible securities with beneficial conversion features. Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt.

d)  Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of ASC 505, Equity-Based Payments to Non-Employees.

Broadcast Live Digital Corp. (Formerly Brookfield Resources Inc.) Notes to the Financial Statements For the years ended August 31, 2013 and 2012 (Amounts expressed in US Dollars)

Pursuant to ASC 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

e)  Income Tax

The Company provides for federal and state income taxes payable, as well as for those deferred because of the timing differences between reporting income and expenses for financial statement purposes versus tax purposes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recoverable or settled. The effect of a change in tax rates is recognized as income or expense in the period of the change. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Upon inception, the Company adopted the provisions of FASB codified as Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), superseded by ASC 740-10. The Company did not recognize a liability as a result of the implementation of ASC 740-10.

A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit as of the date of adoption.

The Company did not recognize any penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest related to unrecognized tax benefits in interest expense and penalties in other operating expenses.

f)  Financial Instruments

FASB defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•

Level 1 - Quoted prices in active markets for identical assets or liabilities

•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Broadcast Live Digital Corp. (Formerly Brookfield Resources Inc.) Notes to the Financial Statements For the years ended August 31, 2013 and 2012 (Amounts expressed in US Dollars)

•

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

g)  Loss per Common Share

Loss per common share is computed pursuant to ASC 260-10-45. Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock plus potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent shares issuance arrangement, stock options or warrants.

There were no potentially dilutive common shares outstanding for the years ended August 31, 2013 and 2012.

h)  Subsequent Events

The Company follows the guidance under ASC 855-10-50 for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09, the Company, as an SEC filer, considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

i)  Recently Issued Accounting Pronouncements

In July of 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350)-Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The standard is effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. The adoption of this new standard is not expected to have a material impact on the financial condition or result of operation.

In August of 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update). This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114.

The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In October of 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a significant impact on our financial position or results of operations.

Broadcast Live Digital Corp. (Formerly Brookfield Resources Inc.) Notes to the Financial Statements For the years ended August 31, 2013 and 2012 (Amounts expressed in US Dollars)

In February of 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requiring new disclosures regarding reclassification adjustments from accumulated other comprehensive income (“AOCI”). ASU 2013-02 requires disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes. For other amounts not required to be reclassified in their entirety to net income in the same reporting period, a cross reference to other disclosures that provide additional detail about the reclassification amounts is required. The standard is effective for fiscal years beginning after December 15, 2012. The Company does not believe that the adoption of this guidance will have a material impact on the Company's financial statements.

Note 4 - Mineral Rights

On September 27, 2012, the company entered into an Asset Purchase Agreement to purchase various exploration licenses from Matteo Sacco (“Seller”).  The exploration licenses were originally issued to the Seller from the Nova Scotia Department of Natural Resources. In consideration the Company issued 298,752,720 common shares valued at $0.000089 per share or $26,674. After the completion of the transaction the Seller owns approximately 68.3% of the Company’s issued and outstanding common shares.

On April 20, 2013 the Seller sold 298,752,720 shares in a private sale. On April 23, 2013 the Company transferred its exploration licenses in the amount of $26,674 to a former director in settlement of all claims against the Company.

Note 5 - Advances from Stockholders

August 31, 2013

During the 2013 fiscal year, the Company received $22,826 from shareholders. The advances are due on demand, unsecured and non-interest bearing.

On September 11, 2013, the shareholder advances from a previous majority shareholder were converted into capital contribution. Also see note 7.

August 31, 2012

During the 2012 fiscal year, the Company received $14,500 from the majority shareholder. All advances are due on demand, unsecured and non-interest bearing. Also see note 7.

Note 6 - Convertible Notes Payable

On December 31, 2012, the Company entered into a convertible promissory note agreement with a shareholder in the amount of $8,000. The note bears interest at 5% per annum, is unsecured and due on demand. At any time, upon the issuance of a written demand, the lender has the option to convert all or any portion of the outstanding principal amount and accrued interest into shares of the Company’s common stock at $0.0011 per share.

Broadcast Live Digital Corp. (Formerly Brookfield Resources Inc.) Notes to the Financial Statements For the years ended August 31, 2013 and 2012 (Amounts expressed in US Dollars)

On January 28, 2013, the Company entered into another convertible promissory note agreement with a shareholder in the amount of $12,500. The note bears interest at 5% per annum, is unsecured and due on demand. At any time, upon the issuance of a written demand, the lender has the option to convert all or any portion of the outstanding principal amount and accrued interest into shares of the Company’s common stock at $0.0011 per share.

The Company evaluated the terms and conditions of the aforementioned convertible notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional convertible contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. Since the convertible promissory note achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contract embodied a beneficial conversion feature. The calculation of the effective conversion amount resulted in a beneficial conversion feature of $20,500 on the aforementioned convertible notes because the conversion price of $0.0011 per share was less than the fair value of the Company’s common stock price on the date of issuance.

For the year ended August 31, 2013, the Company recorded amortization expense of the beneficial conversion of $20,500 ($nil for the year ended August 31, 2012) representing the value of the embedded beneficial conversion feature on these convertible notes. At inception, the Company recorded a beneficial conversion feature for these convertible notes as a component of stockholders’ deficiency.

Accrued interest on these convertible promissory notes as at August 31, 2013 was $634 ($nil as at August 31, 2012).

Note 7 - Capital Stock

Issued and Outstanding

August 31, 2013

In September of 2012, the Company authorized the cancellation of 315,176,400 shares owned by various shareholders and returned them to treasury and on and on October 5, 2012, the Company had entered into certain agreements with various shareholders to cancel an aggregate of 858,600,400 shares owned by them. All references to common shares and per common share amounts have been retroactively adjusted from the date of inception to reflect the five hundred and sixty-for-one (560:1) forward stock split net of cancellations which was effective September 17, 2012, unless otherwise noted.

On September 27, 2012, the Company issued 298,752,720 common shares for the acquisition of the exploration licenses at $0.000089 per share or $26,674. The price was determined based on the last known private placement memorandum price. (See Note 4)

On September 11, 2012, at the time the change of control occurred, a former chief executive officer of the company was required, in connection to the sale of her majority shares, to convert her advances of $41,115 into a capital contribution. The amount consisted of $26,615 during the year ($14,500 in 2012).

Broadcast Live Digital Corp. (Formerly Brookfield Resources Inc.) Notes to the Financial Statements For the years ended August 31, 2013 and 2012 (Amounts expressed in US Dollars)

August 31, 2012

No shares were issued during the 2012 fiscal year.

Note 8 - Related Party Transactions

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

Mineral rights

The mineral rights were acquired by a former director of the Company who resigned on April 20, 2013. Refer to Note 4.

Note 9 - Income Tax

Deferred income tax

At August 31, 2013, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $216,234, that may be offset against future taxable income from the same or similar business through 2033.

No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred income tax assets of approximately $73,520 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $73,520. Deferred income tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred income tax assets because of the uncertainty regarding its realization.

Components of deferred income tax assets are as follows:

	2013	2012

Net deferred income tax assets - non-current
Net operating loss carryforward	$216,234	77,389
Expected income tax benefit from NOL carry-forwards	73,520	26,312
Less: Valuation allowance	(73,520)	(26,312)

Deferred income tax assets, net of valuation allowance	$--	$--

Broadcast Live Digital Corp. (Formerly Brookfield Resources Inc.) Notes to the Financial Statements For the years ended August 31, 2013 and 2012 (Amounts expressed in US Dollars)

As of August 31, 2013, the Company has non-capital losses of approximately $216,234 available to offset future taxable incomes which expire as follows:

2030	$ 544
2031	49,281
2032	27,564
2033	138,845

Total	$ 216,234

Current income taxes

	2013	2012
Loss before income taxes	(138,845)	(27,564)
Expected income recovery at the statutory rate of 34%
(34% in 2012)	$(47,207)	$(9,372)
Less: Valuation allowance	47,207	9,372

Deferred income tax assets, net of valuation allowance	$--	$-

The Company has not filed its corporate income tax returns to date, and thus the losses above have not been assessed. Adjustments, if any, that may arise on the assessment, will be reflected in the year these assessments are made.

Note 10 - Commitment

On June 7, 2013, the Company signed a letter of intent with Tech 9 Inc., an Ontario, Canada Corporation. The agreement will allow the Company to acquire 100% of the issued and outstanding shares of Tech 9 Inc. by way of a reverse merger. The letter of intent can be terminated by mutual written consent.

Note 11 - Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act for the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures were ineffective at August 31, 2013, including those to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act).  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of August 31, 2013. Management based its assessment on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of August 31, 2013, our internal control over financial reporting was ineffective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We noted that there is a lack of segregation of certain duties at the Company due to the small number of employees with responsibility for general administrative and financial matters. This constitutes a deficiency in financial reporting. We therefore conclude that our internal control over financial reporting were ineffective as of and for the year ended August 31, 2013. At this time, management has decided that considering the employees involved and the control procedures in place, the risks associated with such lack of segregation of duties are insignificant and the potential benefits of adding additional employees to clearly segregate duties do not justify the additional expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of business increases and sufficient capital is secured, it is the Company’s intention to further increase staffing to mitigate the current lack of segregation of duties within the general, administrative and financial functions.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to final rulings of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors, Executive Officers, and Corporate Governance

The following table sets forth the name and age of our officer and directors as of the date of this report. Our Executive officer is elected annually by our Board of Director. Our officers hold office until they resign, are removed by the Board, or their successor is elected and qualified.

Name	Age	Position
Peter DiMurro	49	President, Chief Financial Officer, Secretary, Treasurer and Director
Kevin Sharma	35	Director
Robert J. Oswald	47	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Peter DiMurro, age 49.  From 1993 to the present, Mr. DiMurro has been a lead Developer  and Project Manager of numerous Commercial Projects in Canada.

Kamal Sharma, age 35, received his Masters Degree in Human Resources from Devry Institute of Technology. Kamal has been a venture capitalist for several years for startups  and potential in high growth companies.

Robert J. Oswald, age 47 Mr. Oswald has spent the past 25 years developing and operating Medical Clinics, Hearing Health Care Centers and digital networks globally.  Mr. Oswald was a founder of both HearAtlast the Hearing Store and the Hearing News Network.

From March 2013 to present, Mr. Oswald has been the CEO of Tech 9, Inc.

From 2009-2013 he was the President and Founder of The Hearing News Network Inc.

From 2003-2009 President Executive Vice President and Founder of HearAtlast the Hearing Store.

As of the date of this filing, there has not been any material plan, contract or arrangement (whether or not written) to which Mr. DiMurro, Mr. Sharma or Mr. Oswald are a party in connection with their appointments as directors and as officers of the Company.

No transactions occurred in the last two years to which the Company was a party in which Mr. DiMurro, Mr. Sharma or Mr. Oswald had or is to have a direct or indirect material interest.

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

Item 11.  Executive Compensation

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us for the period for the fiscal year ended August 31, 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
Peter DiMurro	2013	0	0	0	0	0	0	0	0
Matteo Sacco	2013	0	0	0	0	0	0	0	0
Stephanie Wyss, President,	2013	0	0	0	0	0	0	500	0
Chief Financial Officer, Treasurer,	2012	0	0	0	0	0	0	6,000	6,000
Secretary, Director	2011	0	0	0	0	0	0	0	0
	2010	2,000	0	0	0	0	0	$150.00*	$2,150.00

* 1,500,000 shares have been issued to our Chief Executive Officer at par value $0.0001 per share for compensation upon formation of the Company.  The shares were issued for services and are not stock options and therefore there is no black- scholes assumption.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officers named in the Summary Compensation Table for the fiscal years ended August 31, 2013 and 2012.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.  No stock options were issued or exercised from inception to the fiscal year ended August 31, 2013 by the executive officers named in the Summary Compensation Table.

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

Employment Agreements

On September 1, 2010, we entered into an employment agreement with our prior president and chief executive officer, Stephanie Wyss, which required that Ms. Wyss be paid a minimum of $500 per month for three (3) years from date of signing.  The employee or the Company had the right to terminate the employment agreement upon thirty (30) days’ notice to the other party.  The employment agreement was terminated when Ms. Wyss resigned on September 25, 2012 as an officer and director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of November 25, 2013 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly and the shareholders listed possesses sole voting and investment power with respect to the shares shown.

Name	Number of Shares Beneficially Owned	Percent of Class (1)
Peter DiMurro	150,000,000	34.2%
Kevin Sharma	148,752,720	34%
Day Family Trust	24,845,185	5.67%

All Executive Officers and Directors as a group (2 persons)	298,752,720	68.3%

(1) As of November 25, 2013, there were 437,503,920 shares of the Company’s common stock outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Shares beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within sixty days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable, convertible or exchangeable within such sixty day period, have been so exercised, converted or exchanged.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Immediately after incorporation of the Company on April 27, 2010 we issued 1,500,000 shares of common stock to Stephanie Wyss for founder services.

Other than the above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

a)

Any of our directors or officers;

b)

Any proposed nominee for election as our director;

c)

Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our common stock; or

d)

Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended August 31, 2013, we have incurred $9,000 for professional services rendered for the audit and reviews of our financial statements.

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

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

Financial Statements:

The balance sheets of the Company as of August 31, 2013 and August 31, 2012, the related statements of operations and comprehensive loss, changes in stockholders’ deficiency and cash flows for the year ended August 31, 2013 and 2012, the footnotes thereto, and the report of Schwartz Levitsky Feldman LLP., independent auditors, are filed herewith.

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

BROADCAST LIVE DIGITAL CORP

Dated: December 16, 2013	By:	/s/ Peter DiMurro
Peter DiMurro
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

Signature	Title(s)	Date

/s/ Peter DiMurro	Chief Executive Officer	December 16, 2013
Peter DiMurro

/s/ Kamal Sharma	Director	December 16, 2013
Kamal Sharma

/s/ Robert J. Oswald	Director	December 16, 2013
Robert J. Oswald