Form 10-Q
period 2013-11-30
BROADCAST LIVE DIGITAL CORP.
filed 2014-01-21
CIK 1502952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission File Number: 333-169970

BROADCAST LIVE DIGITAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	32-0309203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5401 Eglinton Avenue West, Suite 205 Toronto, Ontario Canada	M9K 5K6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (877) 216-9586

545 Orbitor Drive, Building 10, Suite 200

Mississauga, Ontario Canada LAW 4Y4

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

As of January 9, 2014, there were 437,503,920 shares of Common Stock, par value $0.0001 per share, outstanding.

BROADCAST LIVE DIGITAL CORP.

QUARTERLY REPORT ON FORM 10-Q

November 30, 2013

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Broadcast Live Digital Corp.

November 30, 2013 and November 30, 2012

Index to the Financial Statements

Contents	Page(s)

Balance Sheets as November 30, 2013 (unaudited) and August 31, 2013 (audited)	F-1

Interim Statements of Operation and Comprehensive loss for the three months Ended November 30, 2013 and 2012	F-2

Interim Statement of Stockholders’ Deficiency for the three months ended November 30, 2013 (unaudited) and year ended August 31, 2013 (audited)	F-3

Interim Statements of Cash Flows for the three months ended November 30, 2013 and 2012	F-4

Condensed Notes to the Financial Statements	F-5

Broadcast Live Digital Corp.

(Formerly Brookfield Resources, Inc.)

Interim Balance Sheets as at November 30, 2013 and August 31, 2013

(Amounts expressed in US Dollars)

(Unaudited)

	November 30,	August 31,
	2013	2013
	(unaudited)	(audited)

ASSETS

TOTAL ASSETS	$-	$-

LIABILITIES
CURRENT LIABILITIES
Accrued expenses	$113,491	$62,679
Advances from stockholders (Note 4)	25,032	22,826
Convertible notes payable (Note 5)	20,500	20,500

TOTAL LIABILITIES	$159,023	$106,005

GOING CONCERN (Note 2)
RELATED PARTY TRANSACTIONS (Note 7)
COMMITMENT (Note 8)
SUBSEQUENT EVENT (Note 9)

STOCKHOLDERS’ DEFICIENCY

CAPITAL STOCK (Note 6)

Preferred stock, $0.0001 par value, 10,000,000 shares authorized
None issued and outstanding
Common stock, $0.0001 par value, 900,000,000 shares authorized
437,503,920 issued and outstanding (August 2013-437,503,920)	$43,750	$43,750
Additional paid in capital	86,979	86,979
Accumulated deficit	(289,752)	(236,734)

Total stockholders’ deficiency	(159,023)	(106,005)

Total liabilities and stockholders’ deficiency	$-	$-

The accompanying notes are an integral part of these interim financial statements.

Broadcast Live Digital Corp.

(Formerly Brookfield Resources, Inc.)

Interim Statements of Operations and Comprehensive Loss

For the three months ended November 30, 2013 and November 30, 2012

(Amounts expressed in US Dollars)

(Unaudited)

	2013	2012

REVENUES	$-	$-

OPERATING EXPENSES
Compensation	-	500
Professional fees	52,407	10,245
General and administrative expenses	355	37,747

	52,762	48,492

LOSS FROM OPERATIONS	(52,762)	(48,492)

OTHER EXPENSES
Interest expense	(256)	-

NET LOSS AND COMPREHENSIVE LOSS	$(53,018)	$(48,492)

Net loss per common share:
Basic and diluted	$(0.0001)	$(0.0001)

Weighted average common shares outstanding
basic and diluted	437,503,920	348,863,988

The accompanying notes are an integral part of these interim financial statements.

Broadcast Live Digital Corp.

(Formerly Brookfield Resources, Inc.)

Interim Statements of Stockholders’ Deficiency

For the three month  ended November 30, 2013 and year ended August 31, 2013

(Amounts expressed in US Dollars)

(Unaudited)

	Common Stock
	Number of shares	Amount	Additional Paid-in capital	Accumulated Deficit	Total stockholders’ deficiency

Balance, August 31, 2012 (audited)	138,751,200	13,875	28,565	(77,389)	(34,949)

Contribution to capital (Note 7)	-	-	41,115	-	41,115

Shares issued for acquisition of mineral rights	298,752,720	29,875	(3,201)		26,674
Beneficial conversion of convertible note (note 6)	-	-	20,500	-	20,500
Net loss for the year	-	-	-	(159,345)	(159,345)
Balance, August 31, 2013 (audited)	437,503,920	$43,750	$86,979	$(236,734)	$(106,005)
Net loss for the period				(53,018)	(53,018)
Balance, November 30, 2013 (unaudited)	437,503,920	$43,750	$86,979	$(289,752)	$(159,023)

* Includes the five hundred and sixty-for-one (560:1) forward stock split which was effective September 17, 2012 net of cancellations.

The accompanying notes are an integral part of these interim financial statements.

Broadcast Live Digital Corp.

 (Formerly Brookfield Resources, Inc.)

Interim Statements of Cash Flows

For the three months ended November 30, 2013 and 2012

(Amounts expressed in US Dollars)

(Unaudited)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(53,018)	$(48,492)
Adjustments to reconcile net loss to net
cash used in operating activities
Changes in working capital items:
Prepaid expenses	-	500
Accrued expenses	50,812	(21,229)

Net cash used in operating activities	(2,206)	(69,221)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from shareholders	2,206	27,726
Capital contribution	-	41,115

Net cash provided by financing activities	2,206	68,841

NET CHANGES IN CASH	-	(380)

Cash, beginning of year	-	380

CASH, END OF YEAR	$-	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-

Income tax paid	$-	$-

Non-cash financing and investing transactions:
Common share issued for acquisition of mineral
Property licenses	$-	$26,674

The accompanying notes are an integral part of these interim financial statements.

Broadcast Live Digital Corp.

(formerly Brookfield Resources, Inc.)

November 30, 2013

Notes to the Interim Financial Statements

(Unaudited)

____________________________________________________________________________________

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed  financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.

The condensed  financial statements should be read in conjunction with the financial statements and Notes thereto together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s annual report on Form 10-K for the year ended August 31, 2013. In the opinion of management, the accompanying condensed financial statements reflect all adjustments of a normal recurring nature considered necessary to fairly state the financial position of the Company at November 30, 2013 and August 31, 2013, the results of its operations for the three month periods ended November 30, 2013 and November 30, 2012, and its cash flows for the three-month periods ended November 30, 2013 and November 30, 2012. In addition, some of the Company’s statements in this quarterly report on Form 10-Q may be considered forward-looking and involve risks and uncertainties that could significantly impact expected results. The results of operations for the three-month period ended November 30, 2013 are not necessarily indicative of results to be expected for the full year.

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

Broadcast Live Digital Corp.

(formerly Brookfield Resources, Inc.)

November 30, 2013

Notes to the Interim Financial Statements

(Unaudited)

____________________________________________________________________________________

2.  GOING CONCERN

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit at November 30, 2013, a net loss and net cash used in operating activities for the period then ended, respectively, with no revenues earned during the period. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a private or public offering (refer to subsequent events note 9).  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

3.  MINERAL RIGHTS

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

4.  ADVANCES FROM STOCKHOLDER

November 30, 2013

During the three month period ended November 30, 2013, the Company received additional advances of $2,206 from the former majority shareholder resulting in payable of $25,032 as at November 30, 2013. The amounts are due on demand and non-interest bearing.

August 31, 2013

From September 1, 2012 through August 31, 2013, the Company received $48,326 from the majority shareholder.  All advances are due on demand and non-interest bearing. On March 1, 2013, $20,500 from shareholder advances was re-assigned as convertible promissory notes to a third-party individual.

Broadcast Live Digital Corp.

(formerly Brookfield Resources, Inc.)

November 30, 2013

Notes to the Interim Financial Statements

(Unaudited)

____________________________________________________________________________________

5.  CONVERTIBLE NOTES PAYABLE

On December 31, 2012, the Company entered into a convertible promissory note agreement with a company controlled by a shareholder in the amount of $8,000. The note bears interest at 5% per annum, is unsecured and due on demand. At any time, upon the issuance of a written demand, the lender has the option to convert all or any portion of the outstanding principal amount and accrued interest into shares of the Company’s common stock at $0.0011 per share.

On January 28, 2013, the Company entered into another convertible promissory note agreement with a company controlled by a shareholder in the amount of $12,500. The note bears interest at 5% per annum, is unsecured and due on demand. At any time, upon the issuance of a written demand, the lender has the option to convert all or any portion of the outstanding principal amount and accrued interest into shares of the Company’s common stock at $0.0011 per share.

The Company evaluated the terms and conditions of the aforementioned convertible notes under the guidance of ASC 815, Derivatives and Hedging. The conversion feature met the definition of conventional convertible for purposes of applying the conventional convertible exemption. The definition of conventional contemplates a limitation on the number of shares issuable under the arrangement. The instrument was convertible into a fixed number of shares and there were no down round protection features contained in the contracts. Since the convertible promissory note achieved the conventional convertible exemption, the Company was required to consider whether the hybrid contract embodied a beneficial conversion feature. The calculation of the effective conversion amount resulted in a beneficial conversion feature of $20,500 on the aforementioned convertible notes because the conversion price of $0.0011 per share was less than the fair value of the Company’s common stock price on the date of issuance.

For the year ended August 31, 2013, the Company recorded amortization expense of the beneficial conversion of $20,500 representing the value of the embedded beneficial conversion feature on these convertible notes. At inception, the Company recorded a beneficial conversion feature for these convertible notes as a component of stockholders’ deficiency.

Accrued interest on these convertible promissory notes as at November 30, 2013 was $890 (August 31, 2013 $634).

6.  CAPITAL STOCK

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

On September 11, 2012, at the time the change of control occurred, a former chief executive officer of the company was required, in connection to the sale of her majority shares, to convert her advances of $41,115 into a capital contribution. The amount consisted of $26,615 during the year.

Broadcast Live Digital Corp.

(formerly Brookfield Resources, Inc.)

November 30, 2013

Notes to the Interim Financial Statements

(Unaudited)

____________________________________________________________________________________

November 30, 2013

No shares were issued during the three month period.

7.  RELATED PARTY TRANSACTIONS

Free Office Space

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statement.

8.  COMMITMENT

On June 7, 2013, the Company signed a letter of intent with Tech 9 Inc. an Ontario, Canada Corporation. The agreement will allow the Company to acquire 100% of the issued and outstanding shares of Tech 9 Inc. by way of a reverse merger.  On December 19, 2013, the Company entered into a Share Exchange Agreement with Tech 9 Inc. (See subsequent events note 9)

9.  SUBSEQUENT EVENTS

On December 19, 2013, the Company and Tech 9 Inc. an Ontario, Canada Corporation (“TECH”) entered into a Share Exchange Agreement (the “Purchase Agreement”), pursuant to which the Company acquired 100% of the outstanding shares of TECH (the “Acquisition”).

Pursuant to the Purchase Agreement, the Company acquired 100% of the outstanding stock of TECH by issuing 1,000,000 of Series A Preferred shares to the shareholders of TECH that exchanged their shares for the common shares.  Additionally, as a condition to the    Purchase Agreement, the principal shareholders of the Company transferred 298,752,720 shares of the stock to the shareholders that exchanged their shares for our common shares.

The closing of the Acquisition occurred on December 19, 2013 (the “Closing Date”).

This transaction may be deemed to have resulted in a change of control of the Company.  Upon the closing of the Acquisition, Peter DiMurro resigned as the Chief Executive Officer, President, Chief Financial Officer, Secretary and Director; Kamal Sharma resigned as the Treasurer and Director.  Robert J. Oswald was appointed to the Board of Directors and was appointed as the Chief Executive Officer, President, and Director.  Matthew J. O’Brien was appointed as Chief Technology Officer, Director and Secretary.  Louis Isabella was appointed as our Chief Financial Officer.

The appointment of the new officer and directors of the Registrant and the resignation of Messers. DiMurro and Sharma as officers and directors of the Registrant were effective on the Closing Date.

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

On November 15, 2012 we changed our name to Broadcast Live Digital Corp.

On April 20, 2013, Mr. Sacco sold all of his 298,752,720 shares of the Company’s common stock to Peter DiMurro and Kamal Sharma.

The Company transferred back to Matteo Sacco the exploration licenses that he had originally transferred to the Company on September 27, 2012.

Business and Operations

At this time we are a shell company.

Results of Operations For the Quarterly Period Ended November 30, 2013.

Revenues and Cost of Revenues.  We had no revenues or cost of revenues for the period ended November 30, 2013. We were in the formation stage and had no revenue activities.

Operating Expenses. For the period ended November 30, 2013 we incurred a total of $53,018 in operating expenses, comprised of Compensation expenses of $0, Professional Fee expenses of $52,407, and General and Administrative expenses of $355.  In comparison, for the period ended November 30, 2012 we incurred a total of $48,492  in operating expenses, comprised of Compensation expenses of $500, Professional Fee expenses of $10,245, and General and Administrative expenses of $37,747.

Liquidity and Capital Resources

Our cash and cash equivalents totaled approximately $0 at November 30, 2013.

Net Cash Used in Operating Activities.  We had ($2,206) cash used in operating activities for the three months ended November 30, 2013, as compared to ($69,221) cash used in operating activities for the three months ended November 30, 2012. The reason for the decrease in net cash used in operating activities is we had an increase in operating expenses and an increase in accrued expenses and we are unable to generate revenue.

Net Cash Provided By/Used in Investing Activities.  No cash was provided by or used in investing activities for the three months ended November 30, 2013 and 2012.

Net Cash Provided By Financing Activities.  We generated $2,206 from financing activities for the three months ended November 30, 2013, compared with $68,841 for the three months ended November 30, 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are ineffective, as of the three months ended November 30, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.

There were no changes in our system of internal controls over financial reporting during the three months ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  Exhibits

Exhibit Number		Description
31.1		Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act
31.2		Certification of principal financial officer and principal financial officer pursuant to Rule 13a-14(a) of the Exchange Act
32.1	*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADCAST LIVE DIGITAL CORP.

Date: January 21, 2014	By:	/s/ Robert J. Oswald
Robert J. Oswald
Principal Executive Officer)